Form 10-Q
period 2011-01-31
Medora Corp.
filed 2011-04-28
CIK 1499274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED January 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-169280

MEDORA CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

7 Wareham Road
Kingston, Jamaica, WI
(Address of principal executive offices, including zip code.)

(876) 775-6074
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.     YES [   ]     NO [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES [   ]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 62,054,600 as of April 28, 2011.

MEDORA CORP.

FORM 10-Q
January 31, 2011
INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T(a).	Controls and Procedures

PART II-- OTHER INFORMATION

SIGNATURES

EXHIBIT INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MEDORA CORP.
(A Development Stage Company)
January 31, 2011

MEDORA CORP.
(A Development Stage Company)
BALANCE SHEETS (Unaudited)

	January 31,	July 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,229	$23,259
Pre-paid expenses	-	5,000

Total current assets	11,229	28,259

Total assets	$11,229	$28,259

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$4,275
Related party payable	496	-

Total current liabilities	496	4,275

STOCKHOLDERS' EQUITY
Preferred stock, 100,000,000 shares authorized,
$0.00001 par value;
0 shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized,
$0.00001 par value;
62,054,600 and 49,045,933 shares issued and outstanding	620	490
Additional paid-in capital	40,356	27,604
Deficit accumulated during development stage	(30,243)	(4,110)
Total stockholders' equity	10,733	23,984

Total liabilities and stockholders' equity	$11,229	$28,259

The accompanying notes are an integral part of these financial statements.

MEDORA CORP. (A Development Stage Company) STATEMENTS OF EXPENSES (Unaudited)

	Three Months Ended January 31, 2011	Six Months Ended January 31, 2011	May 6, 2010 (Inception) to January 31, 2011

EXPENSES
Consulting fees	$3,412	$8,836	$11,836
General and administrative	1,030	1,525	2,635
Legal and accounting fees	5,138	15,772	15,772

Total expenses	$9,580	$26,133	$30,243

Net Loss	$(9,580)	$(26,133)	$(30,243)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average number of
common shares outstanding	62,054,600	61,976,130

The accompanying notes are an integral part of these financial statements.

MEDORA CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended January 31, 2011	May 6, 2010 (Inception) to January 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,133)	$(30,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Pre-paid expenses	5,000	-
Accounts payable	(4,275)	-
Related party payable	496	496
Net cash used in operating activities	(24,912)	(29,747)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	19,513	47,607
Direct stock issuance costs	(6,631)	(6,631)
Net cash from financing activities	12,882	40,976

Net change in cash and cash equivalents	(12,030)	11,229

Cash and cash equivalents, beginning of period	23,259	-

Cash and cash equivalents, end of period	$11,229	$11,229

SUPPLEMENTAL CASH FLOW DISCLOSURES

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

MEDORA CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.     BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Medora Corp. ("Medora" or "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commissions, and should be read in conjunction with the audited financial statements and notes thereto contained in Medora's Registration Statement filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures required in Medora's fiscal 2010 financial statements have been omitted.

NOTE 2.     GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Medora will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Medora be unable to continue as a going concern. As of January 31, 2011, Medora has not generated revenues and has accumulated losses of $30,243 since inception. The continuation of Medora as a going concern is dependent upon the continued financial support from its shareholders, the ability of Medora to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Medora's ability to continue as a going concern.

NOTE 3.     STOCKHOLDERS' EQUITY

During August 2010, Medora issued an additional 13,008,667 shares for gross proceeds of $19,513 cash. In conjunction with the issuance of the shares, Medora incurred incremental direct costs of $6,631 which were netted against the gross proceeds included in additional paid in capital on the accompanying balance sheet.

NOTE 4.     SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued, and has determined that there were no subsequent events to recognize or disclose in these financial statements.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this filing. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

    We are a development stage corporation and have not yet generated or realized any revenues from our business operations.

    Our auditors have raised substantial doubt as to our ability to continue as an on-going business for the next 12 months. We have not generated any revenue and have almost completed the development of our websites, locate businesses willing to offer significant discounts of their products or services to our registered members.

    To meet our need for cash we raised $40,582 in a private placement offering. We cannot guarantee that since we have begun operations that we will stay in business after twelve months. If we are unable to secure enough businesses of products or services at suitably low pricing or enough registered members willing to buy the products at higher than the price we have negotiated with our businesses, we may quickly use up the proceeds from the offering and will need to find alternative sources, like a second public offering, or a private placement of securities in order for us to maintain our operations. Our sole officer and director is unwilling to loan or advance any additional capital to the Company, except for the costs associated with legal costs, accounting costs, and with the preparation and filing of reports with the Securities and Exchange Commission. At the present time, we have not made any arrangements to raise additional cash, other than from our private offering. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we need more money we will have to revert to obtaining additional funds as described above. Other than as described above, we have no other financing plans.

Plan of Operation

    Our business concept is for Medora to present a daily discount for a niche market item (such as a spa, restaurant, or a tour outing), and if enough people sign up for the deal, the subscribers get the discount. The coupons are sent to the buyers by e-mail.  Conversely, if the quota is not reached, the deal is off, and no one is charged for what they subscribed to buy. If the deal does not work out, the company that Medora was "advertising" through discounted items, and the subscribers will be reimbursed.

    A material challenge to our business operations is getting enough registered members to purchase discounted products from businesses that participate in our program, and in order to achieve this goal we will create incentives for our registered members to inform others of the discounts that businesses are offering on our websites. We will encourage our registered members to share news about deals through email, Facebook, and Twitter, and other social media websites. Encouraging new membership, we will guarantee that if one of our registered members sends our Company link to a friend, and the friend buys a Medora Coupon ("Coupon") within 72 hours, the individual who sent the link will get $10 worth of Medora credits in their account. In addition, if a user sends a referral to a friend, who then subscribes within 72 hours, the person who sent the referral will get $10 worth of Medora credits in their account when their friend buys their first deal with Medora. If we are unable to locate businesses or fail to generate enough traffic to our websites it may have a material impact on our revenues or income or may result in our liquidity decreasing.

    We plan to implement our business operations by finding local restaurants, spas, or other businesses that are willing to provide large discounts if their name is spread to a number of new registered members. Our Company advertises the business by offering coupons online, and then taking a portion of the money spent on each coupon. At this time, our President has approached several local businesses in Kingston, Jamaica that are willing to participate in the group buying program prepared by the Company. However, no formal agreements have been signed with any business at this moment. We believe that if the local economy in Jamaica is struggling, businesses we target to offer discounts for our program may be more inclined to participate in order to generate more business. However, if the local economy in Jamaica deteriorates extensively there may be few businesses in Jamaica who have the goods and services to participate in our program. In addition, some participating businesses in Jamaica may only operate their businesses during certain seasons, which may impede our ability to implement our business operations.

    Our business concept seeks to target the service and tourism sector. We believe that our concept is attractive in both a growing and shrinking economy because it allows our registered members access to daily discounts by participating businesses who have the opportunity to generate more income through increased sales. Our concept allows businesses to generate more income and consumers to save more money.

    In both a growing and shrinking economy we anticipate that businesses will use our program as a marketing tool and to generate income from repeat customers. Additionally, registered members will likely prefer to receive a discount whether the economic environment is positive or negative.

    However, the local Jamaican economy may be volatile because it is dependent on tourism. Any signs of decline in tourist visits could directly cause local businesses to slow down business operations or go bankrupt which would directly affect the number of businesses able to participate in offering large discounts of their goods and services in exchange for bulk sales. With fewer visitors to the local Jamaican economy there will likely be fewer registered members to our websites, and if this is the case it will directly affect the businesses being able to meet their thresholds set for group buyers. A slowdown in the local economy may impact our short term liquidity.

    To help prevent liquidity concerns, Medora will have to also target businesses that will have offerings of goods and services that will be attractive to the local community and not dependant on tourists. Having businesses that have offerings that are attractive enough to generate local people to be registered members to our websites will increase our Company's exposure and will address our long-term liquidity concerns.

    We anticipate that we will need to meet our ongoing cash requirements through the generation of revenue or equity and/or debt financing. We estimate that our expenditures over the next 12 months as of January 31, 2011, will be approximately $210,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal	12 months	20,000
Beta testing and servicing costs	May 15, 2011	15,000
Marketing and advertising	June 15, 2011 and ongoing	5,000 - 10,000
Investor relations and capital raising	12 months	10,000
***Management costs	12 months	10,000
**Salaries	June 1, 2011	18,000
Fixed asset purchases for technology center	12 months	25,000
*Operating costs and general and administrative expenses	12 months	45,000

**Consulting fees	12 months	12,000

Accounting fees	12 months	45,000
Total	12 months	210,000

    *Operating costs and general and administrative expenses are the costs which we will incur with our day to day business. These include such things as rent, phone, utilities, leaseholds, salaries, insurance and licenses.

    **Salaries will be paid to future employees who will assist the Company with its sales and marketing efforts. Consulting fees will be paid to any outside consultant that the Company needs to bring in for any form of special expertise not possessed by the sole officer and director of the Company.

    ***Management costs will be any costs associated to paying any future manager who will assist with the overseeing of the running of the business and who will be responsible for supervising the sales and marketing efforts.

    We anticipate that we will generate revenue as soon as we are able to offer group discounted coupons for products/services for sale on our websites by the middle of June 2011. This will happen once we negotiate agreements with one or two businesses of products/services. We plan to be profitable within 12 months of signing the contracts with the businesses. We are not going to buy or sell any plant or significant equipment during the next twelve months.

    We intend to meet our cash requirements for the short term by generating revenue and through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements or commitments in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

    If we are not able to raise the full $210,000 to implement our business plan as anticipated, we will scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the SEC which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses. Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on market awareness, testing and servicing costs as well as marketing and advertising to social media marketing websites. We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

    If we are able to raise the required funds to fully implement our business plan, we plan to implement the below business actions in the order provided below. If we are not able to raise all required funds, we will prioritize our corporate activities as chronologically laid out below because the activity which needs to be undertaken in the initial months is prerequisite for future operations. We anticipate that the implementation of our business will occur as follows:

January 2011 to July 2011

  Testing of the functionality of payment processors
  Testing of the functionality of email notifications to members and receipt of purchased coupons.
  Design marketing materials
  Complete Legal Agreements for the Businesses
  Begin Marketing the Company's website to potential businesses wanting to offer discounts for their products and services
  Complete certain asset purchases such as dedicated servers, and computer equipment.
  Market Company on Social Media websites as Facebook and Twitter.

August 2011 to December 2011
  If initial launch is successful in one city, expand the concept to other cities in Jamaica.
  Hire additional marketing and sales staff.
  Attend trade shows
  Market products to hotels and resorts, pubs, restaurants, spas throughout the designated cities.
  Hire personnel to manage the technical aspects of the website and the daily offerings.
  Hire in house accounting staff to manage the fulfillments of the transactions.
  Purchase additional assets such as vehicles for sales calls.

    Our concept is to utilize collective buying to get a daily deal on local goods and services. Medora plans to bring buyers and sellers together in a collaborative way that offers the consumer competitive prices and businesses a large number of new customers. By promising businesses a minimum number of customers, we can offer attractive deals with competitive prices. We plan to save consumers money and in return to generate more revenue for the businesses we feature.

Limited Operating History; Need for Additional Capital

    There is limited historical financial information about us upon which to base an evaluation of our performance. We are a start-up (development stage) company and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

    To become profitable and competitive, we have to locate and negotiate agreements with established businesses to offer their products/services for sale to us at pricing that will enable us to establish and sell the products/services to our clientele.

    We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to our existing stockholder.

Results of Operations

From Inception on May 6, 2010 to January 31, 2011

    During the period from May 6, 2010 (inception) to January 31, 2011 we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have prepared an internal business plan. We have reserved the domain name www.medoracorp.com and www.grabbittoday.com and they have been designed and uploaded. Our net loss since inception is $30,243 as a result of incurring expenses of $11,836 for consulting fees, $10,603 for accounting fees, $5,169 for legal fees and $2,635 for general and administrative expenses.

    At inception, we sold 35,000,000 shares of common stock to our former sole officer and director, Dr. Jehovan Owayne Fairclough for approximately $7,000. On June 10, 2010, Dr. Fairclough appointed Craig McKenzie as his replacement by way of board resolution as the president, chief executive officer, chief financial officer, treasurer, secretary and sole member of the board of directors. On June 10, 2010, Dr. Jehovan Fairclough resigned as the president, chief executive officer, chief financial officer, treasurer, secretary and sole member of the board of directors and sold Craig McKenzie his 35,000,000 shares of common stock for $7,000 in a private transaction.

    These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act"). These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the foregoing investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

    During the period from May 6, 2010 (inception) to January 31, 2011, we sold 27,054,600 shares of our common stock at $0.0015 per share for a total of $40,582 to forty two (42) investors.

    We issued these shares in reliance on the safe harbor provided by Regulation S promulgated under the Securities Act of 1933, as amended.  These investors who received the securities represented and warranted that they are not "U.S. Persons" as defined in Regulation S. In the alternative, the issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act. We made this determination based on the representations of the  Shareholders which included, in pertinent part, that such shareholders were either (a) "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, or (b) not a "U.S. person" as that term is defined in Rule 902(k) of Regulation S under the Act, and that such shareholders were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the Shareholders understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

Lack of Revenues

    We have limited operational history. From our inception on May 6, 2010 to January 31, 2011 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

    For the period from May 6, 2010 (inception) to January 31, 2011 our expenses were as follows:

Type of Expense	($)
General and administrative	2,635
Professional fees	27,608

    During the period from May 6, 2010 (inception) to January 31, 2011 our total expenses were $30,243.

Net Loss

    For the period from May 6, 2010 (inception) to January 31, 2011 we incurred a net loss of $30,243.

    On August 30, 2010, we completed our private placement offering by selling an additional 13,008,667 shares of our common stock at $0.0015 per share for a total of $19,513 to twenty (20) investors. We issued these shares in reliance on the safe harbor provided by Regulation S promulgated under the Securities Act of 1933, as amended.  These investors who received the securities represented and warranted that they are not "U.S. Persons" as defined in Regulation S. In the alternative, the issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act. We made this determination based on the representations of the  Shareholders which included, in pertinent part, that such shareholders were either (a) "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, or (b) not a "U.S. person" as that term is defined in Rule 902(k) of Regulation S under the Act, and that such shareholders were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the Shareholders understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

Liquidity and Capital Resources

    As of the date of this report, we have yet to generate any revenues from our business operations.

    As of January 31, 2011, our total assets were $11,229 comprised entirely of cash and our total liabilities were $496 comprised of a related party payable.

    In May 2010, we executed a consulting agreement whereby we agreed to pay Executive Consulting Services Group ("ECS") $1,000 per month for the next year. ECS provides administrative, compliance, accounting, and SEC reporting support for the operations of the Company. Some of the administrative duties include maintaining compliance with regulatory agencies such as Nevada Secretary of State and the Securities and Exchange Commission, maintaining the Corporate Minute Book, is the Company's bookkeeper, and is an EDGAR/IDEA filing service provider. Additionally, ECS acts as liaison between the Company's president and auditor, legal counsel, transfer agent, registered agent and the SEC.

    We anticipate that we will meet our ongoing cash requirements through the generation of revenue and equity or debt financing. We estimate that our expenditures over the next 12 months as of January 31, 2011, will be approximately $210,000. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

    Our specific goal is to profitably sell discounted products and services to our registered members, or those people who sign up with us on our websites will be deemed a registered member, by allowing the public to buy group coupons for local restaurants, hotels, spas, tourist attractions and bars in Jamaica.

    We anticipate that we will generate revenue as soon as we are able to offer group discounted coupons for products/services for sale on our websites by the middle of June 2011. This will happen once we negotiate agreements with one or two businesses of products/services. We plan to be profitable within 12 months of signing the contracts with the businesses. We are not going to buy or sell any plant or significant equipment during the next twelve months.

    We intend to meet our cash requirements for the short term by generating revenue and through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements or commitments in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

    If we are not able to raise the full $210,000 to fully implement our business plan as anticipated, we will scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the SEC which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses. Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on market awareness, testing and servicing costs as well as marketing and advertising to social media marketing websites. We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and as defined by Rule 229.10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

    We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were not effective as of the end of the period covered by this report due to the lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Controls

    There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

    We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A.     RISK FACTORS

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.     (REMOVED AND RESERVED)

ITEM 5.     OTHER INFORMATION

    None.

ITEM 6.     EXHIBITS.

    The following documents are included herein:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	9/09/10	3.1

3.2	Bylaws.	S-1	9/09/10	3.2

4.1	Specimen Stock Certificate.	S-1	9/09/10	4.1

10.1	Consulting Agreement.	S-1	9/09/10	10.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Regulation S Subscription Agreement	S-1/A-1	10/22/10	99.1

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of April, 2011.

MEDORA CORP.

BY: CRAIG MCKENZIE
Craig McKenzie, President, Principal Executive
Officer, Treasurer, Principal Financial Officer,
Principal Accounting Officer and sole member of
the Board of Directors.

EXHIBIT INDEX
		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	9/09/10	3.1

3.2	Bylaws.	S-1	9/09/10	3.2

4.1	Specimen Stock Certificate.	S-1	9/09/10	4.1

10.1	Consulting Agreement.	S-1	9/09/10	10.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Regulation S Subscription Agreement	S-1/A-1	10/22/10	99.1

 Print PDF Version