Form 10-Q
period 2011-04-30
Medora Corp.
filed 2011-06-20
CIK 1499274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED April 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-169280

MEDORA CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

7 Wareham Road
Kingston, Jamaica, West Indies
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
YES [   ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 62,054,600 as of June 20, 2011.

MEDORA CORP.

FORM 10-Q
April 30, 2011
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T(a).	Controls and Procedures

PART II-- OTHER INFORMATION

SIGNATURES

EXHIBIT INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDORA CORP.
(A Development Stage Company)
April 30, 2011

FINANCIAL STATEMENTS
Balance Sheets - As of April 30, 2011 and July 31, 2010 (Unaudited)	F-1
Statements of Operations - For the three and nine months ended April 30, 2011, and for the period from May 6, 2010 (Inception) to April 30, 2011 (Unaudited)	F-2
Statements of Cash Flows - For the nine months ended April 30, 2011, and for the period from May 6, 2010 (Inception) to April 30, 2011(Unaudited)	F-3
Notes to Financial Statements (Unaudited)	F-4

MEDORA CORP.
(A Development Stage Company)
BALANCE SHEETS (Unaudited)

	April 30,	July 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,017	$23,259
Prepaid expenses	-	5,000

Total current assets	4,017	28,259

Total assets	$4,017	$28,259

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,800	$4,275
Related party payable	2,496	-

Total current liabilities	5,296	4,275

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 100,000,000 shares authorized,
$0.00001 par value;
0 shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized,
$0.00001 par value;
62,054,600 and 49,045,933 shares issued and outstanding	620	490
Additional paid-in capital	40,356	27,604
Deficit accumulated during development stage	(42,255)	(4,110)
Total stockholders' equity (deficit)	(1,279)	23,984

Total liabilities and stockholders' equity (deficit)	$4,017	$28,259

The accompanying notes are an integral part of these financial statements.

MEDORA CORP. (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended April 30, 2011	Nine Months Ended April 30, 2011	May 6, 2010 (Inception) to April 30, 2011

EXPENSES
Consulting fees	$6,200	$15,036	$18,036
General and administrative	312	1,837	2,947
Legal and accounting fees	3,500	19,272	19,272
Transfer agent fees	2,000	2,000	2,000

Total expenses	12,012	38,145	42,255

Net Loss	$(12,012)	$(38,145)	$(42,255)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average number of
common shares outstanding	62,054,600	61,954,348

The accompanying notes are an integral part of these financial statements.

MEDORA CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended April 30, 2011	May 6, 2010 (Inception) to April 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38,145)	$(42,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	5,000	-
Accounts payable	(1,475)	2,800
Related party payable	2,496	2,496
Net cash used in operating activities	(32,124)	(36,959)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	19,513	47,607
Direct stock issuance costs	(6,631)	(6,631)
Net cash provided from financing activities	12,882	40,976

Net change in cash and cash equivalents	(19,242)	4,017

Cash and cash equivalents, beginning of period	23,259	-

Cash and cash equivalents, end of period	$4,017	$4,017

SUPPLEMENTAL CASH FLOW DISCLOSURES

Interest paid	$-	$-
Income taxes paid	$-	$-

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

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Medora will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Medora be unable to continue as a going concern. As of April 30, 2011, Medora has not generated revenues and has accumulated losses of $42,255 since inception. The continuation of Medora as a going concern is dependent upon the continued financial support from its shareholders, the ability of Medora to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Medora's ability to continue as a going concern.

NOTE 3. RELATED PARTY TRANSACTIONS

As of April 30, 2011, Medora Corp. has a payable to the Company's president, Mr. Craig McKenzie, for $2,496 that was used for payments of expenses on behalf of the Company. These amounts were loaned to the Company in December 2010 and April 2011. The amounts are due on demand and have no terms of repayment, are unsecured, and bear no interest.

NOTE 4. STOCKHOLDERS' EQUITY

In August 2010, Medora completed its private offering by issuing an additional 13,008,667 shares for gross proceeds of $19,513 cash. In conjunction with the issuance of the shares, Medora incurred incremental direct costs of $6,631 which were netted against the gross proceeds included in additional paid in capital on the accompanying balance sheet.

NOTE 5. SUBSEQUENT EVENTS

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

Our auditors have raised substantial doubt as to our ability to continue as an on-going business for the next 12 months. We have not generated any revenue, have not completed the development of our websites, and have only recently located businesses willing to offer significant discounts of their products or services to our registered members.

To meet our need for cash we raised $40,582 in a private placement offering. We cannot guarantee that since we have begun operations that we will stay in business after twelve months. If we are unable to secure enough businesses of products or services at suitably low pricing or enough registered members willing to buy the products at the price we have negotiated with our businesses, we may quickly use up the proceeds from the offering and will need to find alternative sources, like a second public offering, or a private placement of securities in order for us to maintain our operations. Our sole officer and director is unwilling to loan or advance any additional capital to the Company, except for the costs associated with legal costs, accounting costs, and with the preparation and filing of reports with the Securities and Exchange Commission. At the present time, we have not made any arrangements to raise additional cash, other than from our private offering. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we need more money we will have to revert to obtaining additional funds as described above. Other than as described above, we have no other financing plans.

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

To better market our brand and expand our subscriber base, we felt it was necessary to re-brand our group buying site to something more marketable and for this reason we registered a new domain in the name of www.grabbittoday.com. We feel that this new domain better describes to both our potential subscribers and businesses that we will offer new deals everyday and it will be important to act quickly and get today's deal now. We will continue to use www.medoracorp.com, however, this website will change in the near future to reflect a more corporate website than a group buying site, but until this occurs, www.medoracorp.com will continue to be part of the Company's group buying websites.

To better expand our subscriber base we have begun targeting people in Jamaica, European tourists, and USA tourists. Target these subscribers will be done as follows:

  Targeting users in Jamaica
    Build a database or purchase lists
    Make the website data rich
    Send out newsletters to attract sign ups
    Advertise by placing newspaper ads and do radio spots
    Offer subscribers a prize like an iPhone, or TV if they subscribe
  Targeting tourists from European countries visiting Jamaica
    Identify the top 5 countries in Europe that visit Jamaica the most
    Then target tour operators in those areas online and contact them to see if their visitors could benefit from our service of daily deals.
    Then provide these users with newsletters
    We can then also market through link building by advertising on the tour operator's websites.
  Targeting tourists from the USA visiting Jamaica
    Identify the top 10 US states that visit Jamaica the most
    Then target tour operators and travel agents in those areas online and contact them to see if their visitors could benefit from our service of daily deals.
    Then provide these users with newsletters
    We can then also market through link building by advertising on the tour operator's websites.

We plan to implement our business operations by finding local restaurants, spas, or other businesses that are willing to provide large discounts if their name is spread to a number of new registered members. Our Company advertises the business by offering coupons online, and then taking a portion of the money spent on each coupon. At this time, our President has approached several local businesses in both Kingston and Ocho Rios, Jamaica, of which there are ten businesses that have committed to participate in the group buying program prepared by the Company. However, no formal agreements have been signed with any business at this moment. We believe that if the local economy

10

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

To increase commitments of businesses wanting to offer the goods or services to our subscribers, we have employed 2 full-time commissioned sales agents to assist with this initiative in growing our daily deals to our subscribers.

To better manage our websites, operate our social media links and websites, to up load our deals on a daily basis and to assist with our payment processing we have reached an informal arrangement with our web developers to manage these aspects of our business on a full time basis. There is no formal agreement in place for these services and will be billed to the Company on a monthly basis.

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

To help prevent liquidity concerns, we will have to also target businesses that will have offerings of goods and services that will be attractive to the local community and not dependent on tourists. Having businesses that have offerings that are attractive enough to generate local people to be registered members to our websites will increase our exposure and will address our long-term liquidity concerns.

We anticipate that we will need to meet our ongoing cash requirements through the generation of revenue or equity and/or debt financing. We estimate that our expenditures over the next 12 months as of April 30, 2011, will be approximately $210,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal	12 months	20,000
Beta testing and servicing costs	Ongoing	15,000
Marketing and advertising	June 15, 2011 and ongoing	5,000 - 10,000
Investor relations and capital raising	12 months	10,000
***Management costs	12 months	10,000
**Salaries	June 1, 2011	18,000
Fixed asset purchases for technology center	12 months	25,000
*Operating costs and general and administrative expenses	12 months	45,000

**Consulting fees	12 months	12,000

Accounting fees	12 months	45,000
Total	12 months	210,000

*Operating costs and general and administrative expenses are the costs which we will incur with our day to day business. These include such things as rent, phone, utilities, leaseholds, salaries, insurance and licenses.

**Salaries will be paid to existing commission sales agents and future employees who will assist the Company with its sales and marketing efforts. Consulting fees will be paid to any outside consultant that the Company needs to bring in for any form of special expertise not possessed by the sole officer and director of the Company.

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

July 2011 to December 2011

  Complete the design of our marketing materials.

  Continue to market the Company's website to potential businesses wanting to offer discounts for their products and services.

  Market products to hotels and resorts, pubs, restaurants, spas throughout the designated cities.

  Complete certain asset purchases such as dedicated servers, and computer equipment.

  Continue to market the Company on Social Media websites as Facebook and Twitter.

  Market our websites to tour operators and travel agents in Europe and the USA.

  Purchase lists and market newsletters to potential subscribers in Jamaica.

  Hire personnel to manage the technical aspects of the website and the daily offerings.

  Hire in house accounting staff to manage the fulfillments of the transactions.

  Purchase additional assets such as vehicles for sales calls.

January 2012 to July 2012

  If initial launch is successful in a few cities in Jamaica, expand the concept to other Caribbean countries.

  Hire additional marketing and sales staff.

  Attend trade shows.

  Market products to hotels and resorts, pubs, restaurants, spas throughout the designated cities.

Our concept is to utilize collective buying to get a daily deal on local goods and services. We plan to bring buyers and sellers together in a collaborative way that offers the consumer competitive prices and businesses a large number of new customers. By promising businesses a minimum number of customers, we can offer attractive deals with competitive prices. We plan to save consumers money and in return to generate more revenue for the businesses we feature.

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

Results of Operations

From Inception on May 6, 2010 to April 30, 2011

During the period from May 6, 2010 (inception) to April 30, 2011 we incorporated the company, hired the auditor, and hired the attorney for the preparation of our registration statement. We have prepared an internal business plan. We have reserved the domain name www.medoracorp.com and www.grabbittoday.com and they have been designed and uploaded. Our net loss since inception is $42,255 as a result of incurring expenses of $18,036 for consulting fees, $11,603 for accounting fees, $7,669 for legal fees, $2,000 for transfer agent fees and $2,947 for general and administrative expenses.

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

During the period from May 6, 2010 (inception) to April 30, 2011, we sold 27,054,600 shares of our common stock at $0.0015 per share for a total of $40,582 to forty two (42) investors.

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

Lack of Revenues

We have limited operational history. From our inception on May 6, 2010 to April 30, 2011 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

For the period from May 6, 2010 (inception) to April 30, 2011 our expenses were as follows:

Type of Expense	($)
General and administrative	2,947
Professional fees	39,308

During the period from May 6, 2010 (inception) to April 30, 2011 our total expenses were $42,255.

Net Loss

For the period from May 6, 2010 (inception) to April 30, 2011 we incurred a net loss of $42,255.

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

As of April 30, 2011, our total assets were $4,017 comprised entirely of cash and our total liabilities were $5,296 comprised of a related party payable and accounts payable.

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

We anticipate that we will meet our ongoing cash requirements through the generation of revenue and equity or debt financing. We estimate that our expenditures over the next 12 months as of April 30, 2011, will be approximately $210,000. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

ITEM 4.  REMOVED AND RESERVED

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of June, 2011.

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