Form 10-K
period 2011-07-31
Medora Corp.
filed 2011-11-01
CIK 1499274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended July 31 , 2011

OR

[ ]	TRANSITIOINAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transitional period from _____________ to ______________

Commission file number 333-169280

MEDORA CORP.
(Exact name of registrant as specified in its charter)

NEVADA	90-09582397
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7 Wareham Road
Kingston, Jamaica,WI
(Address of principal executive offices, including zip code.)

1-876-775-6074
(telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of exchange in which registered
None	None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
Yes [   ] No [X]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [   ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of October 28, 2011 is $0.00

As of October 28, 2011, the registrant had 62,054,600 shares issued and outstanding.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Medora Corp. and its consolidated subsidiaries.  “SEC” refers to the Securities and Exchange Commission.

PART I

ITEM 1.     BUSINESS

General

We were incorporated in the State of Nevada on May 6, 2010. Our business concept is for Medora to present a daily discount for a niche market item (such as a spa, restaurant, or a tour outing), and if enough people sign up for the deal, the subscribers get the discount. The coupons are sent to the buyers by e-mail.  Conversely, if the quota is not reached, the deal is off, and no one is charged for what they subscribed to buy. If the deal does not work out, the company that Medora was “advertising” withdraws the discounted items, and the subscribers will be reimbursed. Our target focus is to provide significant discounts to our customers by allowing them to buy group coupons for local restaurants, hotels, spas, tourist attractions and bars in Jamaica. To date, we have begun operations and have reserved a domain name for the company at www.medoracorp.com and our webmasters have designed our website.

            We maintain our statutory registered agent’s office at Nevada Corporate Headquarter, 101 Convention Center Drive, Suite 700 Las Vegas, Nevada 89109 and our mailing address and business office is located at 7 Wareham Road, Kingston, Jamaica, West Indies. Our telephone number is 876-775-6074. Craig McKenzie, our president, supplies this office space on a rent-free basis.

Industry Information

Social Networking

            We believe social networking is one of the fastest growing industries on the planet. Websites such as Facebook and Twitter have come a long way in only a few years to be household names all over the world. We believe the power of social media has become so prevalent in the last few years; businesses use these websites to help sustain themselves, and in many situations, use these mediums as their primary source of generating revenue. We believe that Facebook and Twitter, as well as many other types of social media websites, have become an excellent way of getting a business’s message across.

            We believe the potential of social networking websites is enormous. It is a very popular trend on the internet for users to continually expand their network on these websites. The more people that are on one’s network of contacts, the easier it is for them to keep in touch with people, make new friends with similar interests, share media (such as photos and videos), share thoughts, and so on. We intend to rely on social networking as a means of conducting public relations.

Word of Mouth Marketing

            We believe a huge marketing opportunity on the internet is spreading word of mouth, a form of free advertising. We believe the internet has provided the biggest medium to spread word of mouth and social networking sites have been the place where everyone has come together. These days, companies have the capabilities of increased speed at which the message comes across. Bloggers and journalists can post their thoughts and reviews of products, and then people in all corners of the world can read it immediately. We believe the scale of which people can get their message across is also enormous. Twitter is a good example of this. If a company wants to release a statement to the media, they can use Twitter as a tool to do it. Afterwards, people can use twitter to respond, and everybody has access to all information as well as the abilities to connect with each other and start forums and conversations. Not only is word of mouth considered free advertising, but we believe it is one of the most powerful advertising tools out there. We intend to implement word of mouth advertising into our business model.

Loyalty Marketing

            Loyalty marketing is based on strategic management. It is the approach to marketing in which a company offers incentives to customers in order to generate and maintain business revenue. Incentives can be in the form of coupons, discounts, repeat sales incentives, and multiple item sales incentives (such as buy 2 get 1 free). The subjective assessment by the customer of whether or not to purchase a product or service is ultimately based on their sense of value the product has, which many times are due to the incentive being offered.

            The concept of loyalty marketing has been prevalent in all industries for almost a century, but in the 1980’s and 1990’s it started to explode in many forms and in and of itself became an industry. In 1981, Airline Corporations launched the first scale modern “loyalty marketing program” with their Frequent Flyer Program. This model allows customers who fly often to eventually receive gifts, discounts, free flights, or upgraded seats.  The entire concept was designed to retain customers and not have them switch to other airlines. Within a few years, almost every other airline created their own frequent flyer program. This repeat-business model soon spread to many other industries. The credit card industry uses points systems for frequent users of their cards to eventually redeem points for certain gifts. Nowadays, many retailers offer their own credit cards to customers in hopes of obtaining repeat business and offering deals on purchases.

            The business model of loyalty marketing is based on customer satisfaction. Through this method, employees must be trained to obtain specific goals. We believe the quality of the product or service leads to customer satisfaction, which leads to customer loyalty, repeat business, and ultimately profitability. In order to obtain profitability, the satisfaction level of the customer should be high enough to tell their family and friends (word of mouth) and attract new customers. Some companies,  have devised plans to not only offer incentives to buy its products through its website, but also additional incentives to refer their friends to the products. We intend to implement the concept of loyalty marketing into our business model.

The Team Buying Concept

            The team buying concept, known in Chinese as Tuangou was originated in the People’s Republic of China. Several people, sometimes friends, but also possibly strangers connect over the internet. They agree to approach a vendor of a specified product in order to haggle with the vendor as a group in order to get discounts. The group agrees to purchase the same item. All parties benefit, as the buyers pay less, while the business benefits by selling multiple items at once. We believe this concept works well in China because of the culture of bargaining and getting discounts on items. This process also has an additional benefit for the shopper, as it is more likely the vendor can be trusted if more than one buyer can vouch for the particular vendor, as the buyer may have purchased items from the vendor in the past, or has researched information about the vendor.  We intend to implement group buying into our business plan.

Similar Business Models from the United States

            One of the most popular companies in the U.S. that depends on word of mouth and viral marketing is Groupon.com. Groupon’s concept consists of gathering a certain number of people together to each buy a certain product or service. The product or service up for sale will probably have a significant discount from its original price, usually in the range of 50% off. Due to people’s social network, people can inform their friends that there is a deal going on, and from there the word spreads about the deal. If Groupon gathers enough people within a certain amount of time, everybody is able to buy the item at a discounted rate. If enough people do not sign up for the item, nobody gets anything, and nobody is charged for anything. The point at which enough people purchase the item and the deal becomes valid is called the “tipping point.”

            Groupon’s business model specifies daily deals, so if enough of the item is purchased within one day, everyone who ordered the item would be able to purchase it at the discounted rate. An example of how this works would be for an amusement park ticket. Groupon may post that a ticket normally selling for $60 to an amusement park in San Francisco is now selling for $30, and 500 people have to buy it. If the quota of $500 is filled in the specified time (one day), then everybody gets the tickets at the discounted price. If the quota is not filled, then the deal is void. On other websites, there may be a longer time limit or no time limit for the item at all, but the deal will only occur if or when the item reaches the specified quota. The Groupon model features daily deals for certain cities and areas within the United States. One of its primary intentions is to help the local economy and help local businesses gain a wider customer base.

            Other competitors to Groupon include LivingSocial, BuyWithMe, MyCityDeal, GroupSwoop, and TownHog. They all feature the same “Daily Deal” business model and have few distinctions. They all claim to be the place with the best deal in town. Each city only has a few deals per day, so it is not as if the customer can pick and choose anything that he or she wants. One distinction that LivingSocial has is the “free link” strategy. In this model, one buyer can send a link to his or her friends to a certain item. If three or more people purchase the item using that link, then that buyer will get the deal for free.

            Group buying is a relatively new concept in the U.S., as it started with Groupon and other websites in only late 2008. Therefore, the long term results of this concept are yet to be seen, and currently nobody knows if this concept can sustain itself in the U.S. or Jamaica. However, considering Groupon’s and other group buying site’s initial success and venture capital backing, we believe this concept will be successful and is a highly marketable concept for Medora to inject into Jamaica.

ITEM 1A.       RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

Our business office is located at 7 Wareham Road Kingston, Jamaica, West Indies. Our office space is provided without charge by the sole officer and director of the Company.

ITEM 3.          LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4.          (REMOVED AND RESERVED)

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is presently no public market for our shares of common stock. We are currently applying for trading of our common stock on the Over the Counter Bulletin Board.  However, we can provide no assurance that our shares of common stock will be traded on the Bulletin Board or, if traded, that a public market will materialize.

Holders

            As of July 31, 2010, we had 43 shareholders of our common stock.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to our offering. Although we intend to retain our earnings, if any, to finance the expansion and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

 Stock Option Grants

To date, we have not granted any stock options.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 6.     SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            The following provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement on Forward-Looking Information.”

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

Plan of Operation

Our business concept is for Medora to present a daily discount for a niche market item (such as a spa, restaurant, or a tour outing), and if enough people sign up for the deal, the subscribers get the discount. The coupons are sent to the buyers by e-mail.  Conversely, if the quota is not reached, the deal is off, and no one is charged for what they subscribed to buy. If the deal does not work out, the company that Medora was “advertising” withdraws the discounted items, and the subscribers will be reimbursed.

A material challenge to our business operations has been getting enough registered members to purchase discounted products from businesses that participate in our program, and in order to achieve this goal we have created incentives for our registered members to inform others of the discounts that businesses are offering on our websites. We will encourage our registered members to share news about deals through email, Facebook, and Twitter, and other social media websites.  Encouraging new membership, we will guarantee that if one of our registered members sends our Company link to a friend, and the friend buys a Medora Coupon (“Coupon”) within 72 hours, the individual who sent the link will get $10 worth of Medora credits in their account. In addition, if a user sends a referral to a friend, who then subscribes within 72 hours, the person who sent the referral will get $10 worth of Medora credits in their account when their friend buys their first deal with Medora.  We are also offering free gifts to be given away for people who register as members to our sites.  If we are unable to locate businesses or fail to generate enough traffic to our websites  it may have a material impact on our revenues or income or may result in our liquidity decreasing.

To better market our brand and expand our subscriber base, we felt it was necessary to re-brand our group buying site to something more marketable and for this reason we registered a new domain in the name of www.grabbittoday.com.  We feel that this new domain better describes to both our potential subscribers and businesses that we will offer new deals everyday and it will be important to act quickly and get today’s deal now.  We will continue to use www.medoracorp.com, however, this website will change in the near future to reflect a more corporate website than a group buying site, but until this occurs, www.medoracorp.com will continue to be part of the Company’s group buying websites.

To better expand our subscriber base we have begun targeting people in Jamaica, European tourists, and USA tourists. Target these subscribers will be done as follows:

1)      Targeting users in Jamaica

a)      Build a database or purchase lists

b)      Make the website data rich

c)      Send out newsletters to attract sign ups

d)     Advertise by placing newspaper ads and do radio spots

e)      Offer subscribers a prize like an iPhone, or TV if they subscribe

2)      Targeting tourists from European countries visiting Jamaica

a)      Identify the top 5 countries in Europe that visit Jamaica the most

b)      Then target tour operators in those areas online and contact them to see if their visitors could benefit from our service of daily deals.

c)      Then provide these users with newsletters

d)     We can then also market through link building by advertising on the tour operator’s websites.

3)      Targeting tourists from the USA visiting Jamaica

e)      Identify the top 10 US states that visit Jamaica the most

f)       Then target tour operators and travel agents in those areas online and contact them to see if their visitors could benefit from our service of daily deals.

g)      Then provide these users with newsletters

h)      We can then also market through link building by advertising on the tour operator’s websites.

We plan to implement our business operations by finding local restaurants, spas, or other businesses that are willing to provide large discounts if their name is spread to a number of new registered members. We have had good success in finding businesses that are willing to provide large discounts to their products and services, but we have had little success in obtaining registered members.  Our Company advertises the business by offering coupons online, and then taking a portion of the money spent on each coupon.  At this time, our President has approached several local businesses in both Kingston  and Ocho Rios, Jamaica, of which there are twenty businesses that have committed to participate in the group buying program prepared by the Company.  However, no formal agreements have been signed with any business at this moment as we lack the base of registered members. We believe that if the local economy in Jamaica is struggling, businesses we target to offer discounts for our program may be more inclined to participate in order to generate more business. However, if the local economy in Jamaica deteriorates extensively there may be few businesses in Jamaica who have the goods and services to participate in our program. In addition, some participating businesses in Jamaica may only operate their businesses during certain seasons, which may impede our ability to implement our business operations.

To increase commitments of businesses wanting to offer the goods or services to our subscribers, we had employed 2 full-time commissioned sales agents to assist with this initiative in growing our daily deals to our subscribers.  We have since reduced this to 1 full-time commissioned sales agent.  Commissions are only paid once a deal goes live on our sites.

To better manage our websites, operate our social media links and websites, to up load our deals on a daily basis and to assist with our payment processing we have reached an informal arrangement with our web developers to manage these aspects of our business on a full time basis.  There is no formal agreement in place for these services and will be billed to the Company on a monthly basis once we go live with deals on our sites.

Our business concept seeks to target the service and tourism sector. We believe that our concept is attractive in both a growing and shrinking economy because it allows our registered members access to daily discounts by participating businesses that have the opportunity to generate more income through increased sales.  Our concept allows businesses to generate more income and consumers to save more money.

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

To help prevent liquidity concerns, we will have to also target businesses that will have offerings of goods and services that will be attractive to the local community and not dependent on tourists.  Having businesses that have offerings that are attractive enough to generate local people to be registered members to our websites  will increase our exposure and will address our long-term liquidity concerns.  However, this has been a challenge as the larger part of the population in Jamaica do not use credit cards and thus our business model is changing to become more dependent on visitors.

            We anticipate that we will need to meet our ongoing cash requirements through the generation of revenue or equity and/or debt financing.  We estimate that our expenditures over the next 12 months as of July 31, 2011, will be approximately $210,000 as described in the table below.  These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal	12 months	20,000
Beta testing and servicing costs	Ongoing	15,000
Marketing and advertising	Ongoing	5,000 – 10,000
Investor relations and capital raising	12 months	10,000
***Management costs	12 months	10,000
**Salaries	Commencing on November 15, 2011	18,000
Fixed asset purchases for technology center	12 months	25,000
*Operating costs and general and administrative expenses	12 months	45,000

**Consulting fees	12 months	12,000

Accounting fees	12 months	45,000
Total	12 months	210,000

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

            We intend to meet our cash requirements for the short term by generating revenue and, if possible, through a combination of debt financing and equity financing by way of private placements.  We currently do not have any arrangements or commitments in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

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

July 2011 to December 2011

  Complete the design and upload our Corporate website.
  Continue to market the Company’s website to potential businesses wanting to offer discounts for their products and services.
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
  Hire local personnel to manage the technical aspects of the website and the daily offerings.
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
  Launch a new brand that is focused on the group buying concept but will focus on offering hotel accommodations only.

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

            We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to our existing stockholders.

Results of Operations

From Inception on May 6, 2010 to July 31, 2011

            During the period from May 6, 2010 (inception) to July 31, 2011 we incorporated the company, hired the auditor, and hired the attorney for the preparation of our registration statement. We have prepared an internal business plan. We have reserved the domain name www.medoracorp.com and www.grabbittoday.com and they have been designed and uploaded.  Our net loss since inception is $49,002 as a result of incurring expenses of $21,597 for consulting fees, $16,103 for accounting fees, $8,019 for legal fees, $2,425 for transfer agent fees and $3,357 for other general and administrative expenses.

            At inception, we sold 35,000,000 shares of common stock to our former sole officer and director, Dr. Jehovan Owayne Fairclough for approximately $7,000. On June 10, 2010, Dr. Fairclough appointed Craig McKenzie as his replacement by way of board resolution as the president, chief executive officer, chief financial officer, treasurer, secretary and sole member of the board of directors. On June 10, 2010, Dr. Jehovan Fairclough resigned as the president, chief executive officer, chief financial officer, treasurer, secretary and sole member of the board of directors and sold to Craig McKenzie his 35,000,000 shares of common stock for $7,000 in a private transaction.

These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the foregoing investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

            During the period from May 6, 2010 (inception) to July 31, 2011, we sold 27,054,600 shares of our common stock at $0.0015 per share for a total of $40,582 to forty-two (42) investors.

We issued these shares in reliance on the safe harbor provided by Regulation S promulgated under the Securities Act of 1933, as amended.  These investors who received the securities represented and warranted that they are not “U.S. Persons” as defined in Regulation S. In the alternative, the issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act. We made this determination based on the representations of the  Shareholders which included, in pertinent part, that such shareholders were either (a) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, or (b) not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S under the Act, and that such shareholders were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the Shareholders understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

Lack of Revenues

            We have limited operational history. From our inception on May 6, 2010 to July 31, 2011, we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

            For the period from May 6, 2010 (inception) to July 31, 2011, our expenses were as follows:

Type of Expense	($)
General and administrative	3,357
Professional fees	48,144

            During the period from May 6, 2010 (inception) to July 31, 2011 our total expenses were $49,002.

Net Loss

            For the period from May 6, 2010 (inception) to July 31, 2011, we incurred a net loss of $49,002.

Liquidity and Capital Resources

            As of the date of this report, we have yet to generate any revenues from our business operations.

            As of July 31, 2011, our total assets were $45 comprised entirely of cash and our total liabilities were $8,071 comprised of a related party payable and accounts payable.

            On August 11, 2011, we borrowed $14,000 from our President, Craig McKenzie to pay for our reporting obligations including this report. The loan is non-interest bearing, unsecured and due upon demand.

            We anticipate that we will meet our ongoing cash requirements through the generation of revenue and equity or debt financing.  We estimate that our expenditures over the next 12 months as of July 31, 2011, will be approximately $210,000. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Medora Corp. (A Development Stage Company)

Kingston, Jamaica, West Indies

We have audited the accompanying balance sheets of Medora Corp. (A Development Stage Company) as of July 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended July 31, 2011, the period from May 6, 2010 (inception) to July 31, 2010, and the period from May 6, 2010 (inception) to July 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Medora Corp. as of July 31, 2011 and 2010,, and the results of its operations and its cash for the year ended July 31, 2011, the period from May 6, 2010 (inception) to July 31, 2010, and the period from May 6, 2010 (inception) to July 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, as of July 31, 2011, the Company has an accumulated deficit, limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs for the next twelve month period, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
October 31, 2011

MEDORA CORP.
(A Development Stage Company)
Balance Sheets as of July 31 2011 and 2010

	July 31,	July 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$45	$23,259
Prepaid expenses	-	5,000

Total current assets	45	28,259

Total assets	$45	$28,259

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$5,575	$4,275
Related party payable	2,496	-

Total liabilities	8,071	4,275

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, 100,000,000 shares authorized,
$0.00001 par value; 0 shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized,
$0.00001 par value; 62,054,600 and 49,045,933 shares issued and outstanding	620	490
Additional paid-in capital	40,356	27,604
Deficit accumulated during development stage	(49,002)	(4,110)
Total stockholders’ equity (deficit)	(8,026)	23,984

Total liabilities and stockholders’ equity (deficit)	$45	$28,259

See accompanying notes to financial statements.

MEDORA CORP. (A Development Stage Company) STATEMENTS OF OPERATIONS

	July 31, 2011	From Inception (May 6, 2010) to July 31, 2010	From Inception (May 6, 2010) to July 31, 2011

Expenses
Consulting fees	$18,597	$3,000	$21,597
General and administrative	4,673	1,110	5,783
Legal and accounting fees	21,622	-	21,622

Total expenses	$44,892	$4,110	$49,002

Net Loss	$(44,892)	$(4,110)	$(49,002)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	61,845,245	36,465,752

See accompanying notes to financial statements.

MEDORA CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the period from May 6, 2010 (inception) to July 31, 2011

	Common Stock		Additional Paid-in	Deficit Accumulated During the	Total Stockholder’s Equity
	Shares	Amount	Capital	Development Stage

Stock issued for cash on May 6, 2010 (Date of Inception)	35,000,000	$350	$6,675	$-	$7,025

Stock issued for cash	14,045,933	140	20,929	-	21,069

Net loss	-	$-	$-	$(4,110)	$(4,110)

Balance, July 31, 2010	49,045,933	$490	$27,604	$(4,110)	$23,984

Stock issued for cash	13,008,667	$130	$12,752	$-	$12,882

Net loss	-	$-	$-	$(44,892)	$(44,892)

Balance, July 31, 2011	62,054,600	$620	$40,356	(49,002)	(8,026)

See accompanying notes to financial statements.

MEDORA CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended July 31, 2011		Year Ended July 31, 2010	May 6, 2010 (Inception) to July 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(44,892)		$(4,110)	$(49,002))
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	5,000		(5,000)	-
Accounts payable	1,300		4,275	5,575
Net cash used in operating activities	(38,592)		(4,835)	(43,427))

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	19,513		28,094	47,607
Direct stock issuance costs	(6,631)		-	(6,631)
Related party advances	2,496		-	2,496
Net cash provided by financing activities	15,378		28,094	43,472

Net change in cash and cash equivalents	(23,214)		23,259	45

Cash and cash equivalents, beginning of period	23,259		-	-

Cash and cash equivalents, end of period	$45		$23,259	$45

SUPPLEMENTAL CASH FLOW DISCLOSURES

Interest paid	$-	$		$-
Income taxes paid	$-	$		$-

See accompanying notes to financial statements.

MEDORA CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2011

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Medora Corp. (referred to as the “Company” or “Medora”) was incorporated in Nevada on May 6, 2010, for the purpose of engaging in ecommerce through our planned website, which will be a group coupon buying website.

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic and Diluted Earnings (Loss) Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For all periods presented, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents. Medora considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Income Taxes:  Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company computes a deferred tax asset for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Subsequent Events. Medora has evaluated all transactions from July 31, 2011 through the financial statement issuance date for subsequent event disclosure consideration.

Recently Issued Accounting Pronouncements. Medora does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2. - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Medora will continue to meet its obligations and continue its operations for the next fiscal year. As of July 31, 2011, the Company has an accumulated deficit of $49,002, limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs for the next twelve month period.

MEDORA CORP.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2011

NOTE 2. - GOING CONCERN (CONTINUED)

The Company’s sole officer and director is unwilling to loan or advance any additional capital to the Company, except for the costs associated with the preparation and filing of reports with the Securities and Exchange Commission (“SEC”). These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of Medora as a going concern is dependent upon financial support from its stockholders, the ability of Medora to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Medora be unable to continue as a going concern.

NOTE 3. - STOCKHOLDERS’ EQUITY

On May 6, 2010, Medora issued 35,000,000 common shares to its president at $0.0002 per share for $7,025 in cash.

During July 2010, Medora issued an additional 14,045,933  shares for a total of $21,069 in cash.

During July 2011, Medora issued an additional 13,008,667 shares for a total of $12,881 in cash, net of $6,631 of direct offering costs.

NOTE 4 - INCOME TAXES

Medora uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since inception, Medora incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $49,002 at July 31, 2011, and will begin to expire in the year 2030.

At July 31, 2011, deferred tax assets consisted of the following:

	2011	2010

Deferred tax assets (net operating loss carry-forwards)	$17,151	$617
Less: valuation allowance	(17,151)	(617)
Net deferred tax asset	-	$-

MEDORA CORP.
(A Development Stage Company)
Notes to the Financial Statements
Period From May 6, 2010 (Inception)
Through July 31, 2011

NOTE 5 – RELATED PARTY TRANSACTIONS

As of July 31, 2011, Medora Corp. has a payable to the Company’s president, Mr. Craig McKenzie, for $2,496 that was used for payment of expenses on behalf of the Company.  These amounts were loaned to the Company in December 2010 and April 2011.  The amounts are due on demand and have no terms of repayment, are unsecured, and bear no interest.

NOTE 6 – SUBSEQUENT EVENTS

On August 11, 2011, the Company borrowed another $14,000 from its President, Mr. Craig McKenzie to pay for its reporting obligations. The loan is non-interest bearing, unsecured and due upon demand.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from May 6, 2010 (inception) to July 31, 2011, included in this report have been audited by GBH CPAs, PC, as set forth in this annual report.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

The material weakness relates to the monitoring and review of work performed by our limited accounting staff in the preparation of financial statements, footnotes and financial data provided to our independent registered public accounting firm in connection with the annual audit. More specifically, the material weakness in our internal control over financial reporting is due to the fact that:

-	The Company lacks proper segregation of duties. We believe that the lack of proper segregation of duties is due to our limited resources.
-	The Company does not have a comprehensive and formalized accounting and procedures manual.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Certifications of our Chief Executive Officer and the Chief Financial Officer are filed as exhibits to this Annual Report on Form 10-K. These certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). Item 9A of this annual report on Form 10-K, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of July 31, 2011, the Company's internal control over financial reporting were ineffective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended July 31, 2011 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

Our sole director will serve until his successor is elected and qualified. Our sole officer is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Craig McKenzie	30	President, Principal Executive Officer, Principal
7 Wareham Road		Financial Officer, Principal Accounting Officer
Kingston, Jamaica, W.I.		Secretary, Treasurer and sole member of the
Board of Directors

The person named above has held his offices/positions since inception of our company and are expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

            On June 10, 2010, Mr. Craig McKenzie was appointed president, principal accounting officer, principal executive officer, principal financial officer, secretary, treasurer and sole member of our board of directors.  From February 2003 to present, Mr. McKenzie has served as a Level 3 and Level 4 Technical Assistant with The Ministry of Health / National Blood Transfusion Service, of Kingston, Jamaica.  His responsibilities include Blood component preparation, distribution, inventory, preparation of daily and monthly statistics, and to assist Medical Technologists.

            None of the companies referred to above are parents, subsidiary corporations or other affiliates of Medora Corp.

            During the past ten years, Mr. McKenzie has not been the subject of the following events:

1.         A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.         Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.         The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i)          Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii)         Engaging in any type of business practice; or

iii)        Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.         The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.         Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.         Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.         Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i)          Any Federal or State securities or commodities law or regulation; or

ii)         Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

iii)        Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.         Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Transactions with Related Persons, Promoters and Certain Control Persons

Mr. McKenzie is deemed a “promoter” of our company, within the meaning of such term under the Securities Act of 1933 since he founded and organized our company. Mr. McKenzie is our only “promoter”.   On July 10, 2010, we issued 32,000,000 shares of common stock as restricted securities to Craig McKenzie, our sole officer and director, in consideration of $7,000.  Mr. McKenzie has not received and is not entitled to receive any additional consideration for his services as our promoter.

Audit Committee Financial Expert

            We do not have an audit committee financial expert.  We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.  Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Audit Committee and Charter

We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as Exhibit 99.2 to this report.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 14.1 to this report.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the disclosure committee charter is filed as Exhibit 99.3 to this report.

Section 16(a) of the Securities Exchange Act of 1934

            As of the date of this report we are not subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.        EXECUTIVE COMPENSATION

            The following table sets forth the compensation paid by us from May 6, 2010 (inception) through July 31, 2011 for our sole officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
And				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Craig McKenzie	2011	0	0	0	0	0	0	0	0
President and Director	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

We have no employment agreement with of our officer. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Compensation of Directors

The member of our board of directors is not compensated for her services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

DIRECTOR’S COMPENSATION TABLE

Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan Compensation		All Other
	Cash	Awards Awards Compensation			Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Craig McKenzie	2011	0	0	0	0	0	0

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

			Number of Shares	Percentage of
		Percentage of	After Offering	Ownership After
	Number of	Ownership	Assuming all of	the Offering
Name and Address	Shares Before	Before the	the Shares are	Assuming all of the
Beneficial Owner	the Offering	Offering	Sold	Shares are Sold
Craig McKenzie [1]	35,000,000	56.38%	35,000,000	56.38%
7 Wareham Road
Kingston, Jamaica, W.I.

All Officers and Directors	35,000,000	56.38%	35,000,000	56.38%
as a Group (1 person)

[1]

The person named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Mr. Craig is the only "promoter" of our company.

            A total of 62,054,600 shares of common stock are issued and outstanding.

There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. There are 43 holders of record for our common stock.

ITEM 13.        CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

            On July 10, 2010, we sold a total of 35,000,000 shares of common stock to Craig McKenzie, our sole officer and director in consideration of $7,000.

Office services and office space are provided without charge by the sole officer and director of the Company. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

            As of July 31, 2011, Medora Corp. has a payable to the Company’s president, Mr. Craig McKenzie, for $2,496 that was used for payments of expenses on behalf of the Company.  These amounts were loaned to the Company in December 2010 and April 2011.  The amounts are due on demand and have no terms of repayment, are unsecured, and bear no interest.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended July 31, 2011 and 2010, we were billed approximately $14,603 and $6,500 for professional services rendered for the audit and quarterly reviews of our financial statements.

Audit Related Fees

            None.

Tax Fees

            None.

All Other Fees

            None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre- approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference

					Filed
Exhibit No. Document Description		Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	09/09/2010	3.1

3.2	Bylaws.	S-1	09/09/2010	3.2

4.1	Specimen Stock Certificate.	S-1	09/09/2010	4.1

10.1	Consulting Agreement	S-1	09/09/2010	10.1

14.1	Code of Ethics.			14.1	X

31.1	Certification pursuant to Rule 13a-15(e) and				X
	15d-15(e), promulgated under the Securities
	and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section				X
	1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.

99.1	Regulation S - Subscription Agreement	S-1/A-1	10/22/2010	99.1

99.2	Audit Committee Charter.			99.2	X

99.3	Disclosure Committee Charter.			99.3	X

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Kingston, Jamaica on this 31st day of October, 2011.

MEDORA CORP.

BY:	CRAIG MCKENZIE
Craig McKenzie
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

CRAIG MCKENZIE	President, Principal Executive Officer, Principal	October 31, 2011
Craig McKenzie	Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors

EXHBIT INDEX

		Incorporated by reference

					Filed
Exhibit No. Document Description		Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	09/09/2010	3.1

3.2	Bylaws.	S-1	09/09/2010	3.2

4.1	Specimen Stock Certificate.	S-1	09/09/2010	4.1

10.1	Consulting Agreement	S-1	09/09/2010	10.1

14.1	Code of Ethics.			14.1	X

31.1	Certification pursuant to Rule 13a-15(e) and				X
	15d-15(e), promulgated under the Securities
	and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section				X
	1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.

99.1	Regulation S - Subscription Agreement	S-1/A-1	10/22/2010	99.1

99.2	Audit Committee Charter.			99.2	X

99.3	Disclosure Committee Charter.			99.3	X