Form 10-Q
period 2011-10-31
Medora Corp.
filed 2011-12-15
CIK 1499274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED October 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-169280

MEDORA CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

7 Wareham Road

Kingston, Jamaica, WI

 (Address of principal executive offices, including zip code.)

(876) 775-6074
(registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [ X  ]  NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES [   ]   NO [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [  ] NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: December 12, 2011, the registrant had 62,054,600 shares issued and outstanding.

MEDORA CORP.

FORM 10-Q

October 31, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4	Controls and Procedures

PART II-- OTHER INFORMATION

SIGNATURES

EXHIBIT INDEX

 PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

MEDORA CORP.
(A Development Stage Company)

October 31, 2011

MEDORA CORP. (A Development Stage Company) BALANCE SHEETS (Unaudited)

	October 31, 2011	July 31, 2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,633	$45

Total current assets	1,633	45

Total assets	$1,633	$45

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$8,024	$5,575
Related party payable	17,056	2,496

Total current liabilities	25,080	8,071

STOCKHOLDERS’ DEFICIT
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; No shares issued or outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 62,054,600 shares issued and outstanding	620	620
Additional paid-in capital	40,356	40,356
Deficit accumulated during development stage	(64,423)	(49,002)
Total stockholders’ deficit	(23,447)	(8,026)

Total liabilities and stockholders’ deficit	$1,633	$45

The accompanying notes are an integral part of these financial statements.

MEDORA CORP. (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010	May 6, 2010 (Inception) to October 31, 2011

EXPENSES
Consulting fees	$10,200	$5,424	31,797
General and administrative	221	495	6,004
Legal and accounting fees	5,000	10,634	26,622

Total expenses	$15,421	$16,553	64,423

Net Loss	$(15,421)	$(16,553)	(64,423)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	62,054,600	61,896,798

The accompanying notes are an integral part of these financial statements.

MEDORA CORP. STATEMENTS OF CASH FLOWS (A Development Stage Company) (Unaudited)
	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010	May 6, 2010 (Inception) to October 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,421)	$ (16,553)	$ (64,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Pre-paid expenses	-	5,000	-
Accounts payable	2,449	(2,735)	8,024
Net cash used in operating activities	(12,972)	(14,288)	(56,399)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	19,513	47,607
Direct stock issuance costs	-	(6,631)	(6,631)
Related party advances	14,560		17,056
Net cash provided by financing activities	14,560	12,882	58,032

Net change in cash and cash equivalents	1,588	(1,406)	1,633
Cash and cash equivalents, beginning of period	45	23,259	-
Cash and cash equivalents, end of period	$1,633	$ 21,853	$ 1,633

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$-	$ -	$ -
Income taxes paid	$-	$ -	$ -

The accompanying notes are an integral part of these financial statements.

MEDORA CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.         BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Medora Corp. (“Medora” or “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commissions, and should be read in conjunction with the audited financial statements and notes thereto contained in Medora’s Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures required in Medora’s fiscal 2011 financial statements have been omitted.

NOTE 2.         GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Medora will continue to meet its obligations and continue its operations for the next fiscal year. As of October 31, 2011, the Company has an accumulated deficit of $64,423 limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs for the next twelve month period The Company’s sole officer and director is unwilling to loan or advance any additional capital to the Company, except for the costs associated with the preparation and filing of reports with the Securities and Exchange Commission (“SEC”). These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of Medora as a going concern is dependent upon financial support from its stockholders, the ability of Medora to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Medora be unable to continue as a going concern.

NOTE 3.         RELATED PARTY TRANSACTIONS

As of October 31, 2011, Medora Corp. has a payable to the Company’s president, Mr. Craig McKenzie, for $17,056 that was used for payment of expenses on behalf of the Company.  These amounts were loaned to the Company in December 2010, April and August 2011.  The amount is due on demand and has no terms of repayment, is unsecured, and bears no interest.

NOTE 4.         STOCKHOLDERS’ EQUITY

On May 6, 2010, Medora issued 35,000,000 common shares to its president at $0.0002 per share for $7,000 in cash.

During the period from May 6, 2010 (inception) to August 30, 2010, we sold 27,054,600 shares of our common stock at $0.0015 per share for a total of $40,582 to forty two (42) investors.

MEDORA CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.         SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued, and has determined that there were no subsequent events to recognize or disclose in these financial statements.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

            To meet our need for cash we raised $40,976 in a private placement offering. We cannot guarantee that since we have begun operations that we will stay in business after twelve months. If we are unable to secure enough businesses of products or services at suitably low pricing or enough registered members willing to buy the products at the price we have negotiated with our businesses, we may quickly use up the proceeds from the offering and will need to find alternative sources, like a second public offering, or a private placement of securities in order for us to maintain our operations. Our sole officer and director is unwilling to loan or advance any additional capital to the Company, except for the costs associated with legal costs, accounting costs, and with the preparation and filing of reports with the Securities and Exchange Commission. At the present time, we have not made any arrangements to raise additional cash, other than from our private offering. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we need more money we will have to revert to obtaining additional funds as described above. Other than as described above, we have no other financing plans.

Plan of Operation

Our business concept is to present a daily discount for a niche market item (such as a spa, restaurant, or a tour outing), and if enough people sign up for the deal, the subscribers get the discount. The coupons are sent to the buyers by e-mail.  Conversely, if the quota is not reached, the deal is off, and no one is charged for what they subscribed to buy. If the deal does not work out, the company that we were “advertising” withdraws the discounted items, and the subscribers will be reimbursed.

A material challenge to our business operations has been getting enough registered members to purchase discounted products from businesses that participate in our program, and in order to achieve this goal we have created incentives for our registered members to inform others of the discounts that businesses are offering on our websites. We will encourage our registered members to share news about deals through email, Facebook, and Twitter, and other social media websites.  Encouraging new membership, we will guarantee that if one of our registered members sends our Company link to a friend, and the friend buys a Medora Coupon (“Coupon”) within 72 hours, the individual who sent the link will get $10 worth of Medora credits in their account. In addition, if a user sends a referral to a friend, who then subscribes within 72 hours, the person who sent the referral will get $10 worth of Medora credits in their account when their friend buys their first deal from us.  We are also offering free gifts to be given away for people who register as members to our sites.  If we are unable to sign up enough members, if we are unable to locate businesses, or fail to generate enough traffic to our websites  it may have a material impact on our revenues or income or may result in our liquidity decreasing.

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

To better expand our subscriber base we have begun targeting people in Jamaica, and European tourists, and USA tourists. Target these subscribers will be done as follows:

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

We plan to implement our business operations by finding local restaurants, spas, or other businesses that are willing to provide large discounts if their name is spread to a number of new registered members. We have had good success in finding businesses that are willing to provide large discounts to their products and services, but we have had little success in obtaining registered members.  Our Company advertises the business by offering coupons online, and then taking a portion of the money spent on each coupon.  At this time, our President has approached several local businesses in both Kingston  and Ocho Rios, Jamaica, of which there are thirty five businesses that have committed to participate in the group buying program prepared by the Company.  However, no formal agreements have been signed with any business at this moment as we lack the base of registered members. We believe that if the local economy in Jamaica is struggling, businesses we target to offer discounts for our program may be more inclined to participate in order to generate more business. However, if the local economy in Jamaica deteriorates extensively there may be few businesses in Jamaica who have the goods and services to participate in our program. In addition, some participating businesses in Jamaica may only operate their businesses during certain seasons, which may impede our ability to implement our business operations.

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

            We anticipate that we will need to meet our ongoing cash requirements through the generation of revenue or equity and/or debt financing.  We estimate that our expenditures over the next 12 months as of October 31, 2011, will be approximately $210,000 as described in the table below.  These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal	12 months	20,000
Website testing and servicing costs	Ongoing	15,000
Marketing and advertising	Ongoing	5,000 – 10,000
Investor relations and capital raising	12 months	10,000
***Management costs	12 months	10,000
**Salaries	Commencing on January 15, 2011	18,000
Fixed asset purchases for technology center	12 months	25,000
*Operating costs and general and administrative expenses	12 months	45,000

**Consulting fees	12 months	12,000

Accounting fees	12 months	45,000
Total	12 months	210,000

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

October 2011 to February 2012

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

March 2012 to October 2012

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

            To become profitable and competitive, we have to have enough members sign up to our group buying websites and locate and negotiate agreements with established businesses to offer their products/services for sale to us at pricing that will enable us to establish and sell the products/services to our clientele.

            We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to our existing stockholders.

Results of Operations

From Inception on May 6, 2010 to October 31, 2011

            During the period from May 6, 2010 (inception) to October 31, 2011, we incorporated the Company, hired the auditor, and hired the attorney for the preparation of our registration statement. We have prepared an internal business plan. We have reserved the domain name www.medoracorp.com and www.grabbittoday.com and they have been designed and uploaded.  Our net loss since inception is $64,423 as a result of incurring expenses of $31,797 for consulting fees, $26,622 for legal and accounting fees, and $6,004 for transfer agent fees and other general and administrative expenses.

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

            During the period from May 6, 2010 (inception) to October 31, 2011, we sold 27,054,600 shares of our common stock at $0.0015 per share for a total of $40,582 to forty-two (42) investors.

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

            On November 7, 2011, the Board of Directors of the Company appointed Denis Daye, to serve as the Company’s Secretary.

            Ms. Daye has extensive experience and knowledge of the tourism industry in Jamaica where she has established a network of relationships with businesses and tour operators throughout the country.  Her experience in the tourism industry began in Ocho Rios, where in February of 2006 she was marketing and selling various tours to tourists on behalf of First Choice Taxi Services.  First Choice Taxi Services is a tour and taxi service provider in St. Ann, Jamaica which focuses on servicing the areas of Ocho Rios, Montego Bay, and Negril.  In addition to being the head of marketing, Ms. Daye was also the administration assistant in charge of production of marketing materials and bookkeeping for First Choice Taxi Services.  Ms. Daye later resigned from First Choice Taxi Services  in May of 2011 in order to spend more time with her family.

Lack of Revenues

            We have limited operational history. From our inception on May 6, 2010 to October 31, 2011, we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

            For the period from May 6, 2010 (inception) to October 31, 2011, our expenses were as follows:

Type of Expense	($)
General and administrative	6,004
Professional fees	58,419

            During the period from May 6, 2010 (inception) to October 31, 2011 our total expenses were $64,423.

Net Loss

            For the period from May 6, 2010 (inception) to October 31, 2011, we incurred a net loss of $64,423.

Liquidity and Capital Resources

            As of the date of this report, we have yet to generate any revenues from our business operations.

            As of October 31, 2011, our total assets were $1,633 comprised entirely of cash and our total liabilities were $25,080 comprised of a related party payable and accounts payable.

            On August 11, 2011, we borrowed $14,560 from our President, Craig McKenzie, to pay for our reporting obligations including this report. The loan is non-interest bearing, unsecured and due upon demand.

            We anticipate that we will meet our ongoing cash requirements through the generation of revenue and equity or debt financing.  We estimate that our expenditures over the next 12 months as of October 31, 2011 will be approximately $210,000. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

 ITEM 4.                    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

            We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were not effective as of the end of the period covered by this report due to the lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Controls

            There were no changes in our internal control over financial reporting during our most recent fiscal quarter that affected, or were reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS.

            We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A.      RISK FACTORS

  We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF  PROCEEDS

            None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.         (REMOVED AND RESERVED)

ITEM 5.         OTHER INFORMATION

            None.

ITEM 6.         EXHIBITS.

      The following documents are included herein:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	9/09/10	3.1

3.2	Bylaws.	S-1	9/09/10	3.2

4.1	Specimen Stock Certificate.	S-1	9/09/10	4.1

10.1	Consulting Agreement.	S-1	9/09/10	10.1
14.1	Code Of Ethics	10-K	11/1/11	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Regulation S Subscription Agreement	S-1/A-1	10/22/10	99.1

99.2	Audit Committee Charter	10-K	11/1/11	99.2

99.3	Disclosure Committee Charter	10-K	11/1/11	99.3

101	Interactive Data File				x
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of December, 2011.

                                                                                                                                       MEDORA CORP.

                                                               BY:    /s/ CRAIG MCKENZIE
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

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	9/09/10	3.1

3.2	Bylaws.	S-1	9/09/10	3.2

4.1	Specimen Stock Certificate.	S-1	9/09/10	4.1

10.1	Consulting Agreement.	S-1	9/09/10	10.1
14.1	Code Of Ethics	10-K	11/1/11	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Regulation S Subscription Agreement	S-1/A-1	10/22/10	99.1

99.2	Audit Committee Charter	10-K	11/1/11	99.2

99.3	Disclosure Committee Charter	10-K	11/1/11	99.3

101	Interactive Data File				x
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document