Form 10-Q
period 2012-01-31
Medora Corp.
filed 2012-03-16
CIK 1499274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED January 31, 2012

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
YES [X]   NO [    ]

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: March 9, 2012, the registrant had 62,054,600 shares issued and outstanding.

MEDORA CORP.

FORM 10-Q

January 31, 2012

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II-- OTHER INFORMATION

SIGNATURES

EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

MEDORA CORP.
(A Development Stage Company)

January 31, 2012

MEDORA CORP. (A Development Stage Company) BALANCE SHEETS (Unaudited)
	January 31, 2012	July 31, 2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$270	$45
Prepaid expenses	–	–

Total assets	$270	$45

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$4,505	$5,575
Related party payable	28,046	2,496

Total liabilities	32,551	8,071

STOCKHOLDERS’ DEFICIT
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; 0 shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 62,054,600 shares issued and outstanding	620	620
Additional paid-in capital	40,356	40,356
Deficit accumulated during development stage	(73,257)	(49,002)
Total stockholders’ deficit	(32,281)	(8,026)

Total liabilities and stockholders’ deficit	$270	$45

The accompanying notes are an integral part of these financial statements.

MEDORA CORP. (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended		Six Months Ended		May 6, 2010 (Inception) to
	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011	January 31, 2012
EXPENSES
Consulting expense	$5,490	$3,412	$15,690	$8,836	$37,287
General and administrative	–	1,030	64	1,525	3,423
Legal and accounting	3,343	5,138	8,400	15,772	30,022
Transfer agent	–	–	100	–	2,525
Total Expenses	8,833	9,580	24,254	26,133	73,257
Net loss	$(8,833)	$(9,580)	$(24,254)	$(26,133)	$(73,257)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average
shares outstanding- Basic and diluted	62,054,600	62,054,600	62,054,600	61,976,130

The accompanying notes are an integral part of these financial statements.

MEDORA CORP. (A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended January 31, 2012	Six Months Ended January 31, 2011	May 6, 2010 (Inception) to January 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,255)	$(26,133)	$(73,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	–	5,000	–
Accounts payable	(1,070)	(4,275)	4,505
Net cash used in operating activities	(25,325)	(25,408)	(68,752)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	–	19,513	47,607
Direct stock issuance costs	–	(6,631)	(6,631)
Related party advances	25,550	496	28,046
Net cash provided by financing activities	25,550	13,378	69,022
Net change in cash and cash equivalents	225	(12,030)	270
Cash and cash equivalents, beginning of period	45	23,259	–
Cash and cash equivalents, end of period	$270	$11,229	$270
SUPPLEMENTAL INFORMATION:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

The accompanying notes are an integral part of these financial statements.

MEDORA CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.         BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Medora Corp. (“Medora” or “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commissions, and should be read in conjunction with the audited financial statements and notes thereto contained in Medora’s Annual Report for the year ended July 31, 2011 filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures required in Medora’s fiscal 2011 financial statements have been omitted.

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to useful life of long-lived assets and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued to determine if there were any subsequent events to recognize or disclose in these financial statements.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

MEDORA CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.         GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Medora will continue to meet its obligations and continue its operations for the next fiscal year. As of January 31, 2012, the Company has an accumulated deficit of $73,257, limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs for the next twelve month period The Company’s sole officer and director is unwilling to loan or advance any additional capital to the Company, except for the costs associated with the preparation and filing of reports with the Securities and Exchange Commission (“SEC”). These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of Medora as a going concern is dependent upon financial support from its stockholders, the ability of Medora to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Medora be unable to continue as a going concern.

NOTE 3.         RELATED PARTY TRANSACTIONS

As of January 31, 2012, Medora Corp. has a payable to the Company’s president, Mr. Craig McKenzie, for $28,046 that was used for payment of expenses on behalf of the Company.  These amounts were loaned to the Company in December 2010, April and August 2011 and January 2012.  The amount is due on demand and has no terms of repayment, is unsecured, and bears no interest.

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

            To meet our need for cash we raised $40,582 in a private placement offering. Even though we have commenced operations, we cannot guarantee that we will stay in business. To that end, we have used all of the funds from our offering and will need to secure additional financing in order to continue our operations. If we are unable to secure enough businesses of products or services at suitably low pricing or enough registered members willing to buy the products at the price we have negotiated with our businesses, we may quickly use up the proceeds from the offering and will need to find alternative sources, like a second public offering, or a private placement of securities, in order for us to maintain our operations. Our sole officer and director is unwilling to loan or advance any additional capital to the Company, except for the costs associated with legal costs, accounting costs, and with the preparation and filing of reports with the Securities and Exchange Commission. At the present time, we have not made any arrangements to raise additional cash, other than from our private offering. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we need more money we will have to revert to obtaining additional funds as described above. Other than as described above, we have no other financing plans.

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

            We anticipate that we will need to meet our ongoing cash requirements through the generation of revenue or equity and/or debt financing.  We estimate that our expenditures over the next 12 months as of January 31, 2012, will be approximately $210,000 as described in the table below.  These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal	12 months	20,000
Beta testing and servicing costs	Ongoing	15,000
Marketing and advertising	Ongoing	5,000 – 10,000
Investor relations and capital raising	12 months	10,000
***Management costs	12 months	10,000
**Salaries	Commencing on March 15, 2012	18,000
Fixed asset purchases for technology center	12 months	25,000
*Operating costs and general and administrative expenses	12 months	45,000

**Consulting fees	12 months	12,000

Accounting fees	12 months	45,000
Total	12 months	210,000

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

January 2012 to March 2012

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

April 2012 to December 2012

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

Results of Operations

From Inception on May 6, 2010 to January 31, 2012

            During the period from May 6, 2010 (inception) to January 31, 2012 we incorporated the company, hired the auditor, and hired the attorney for the preparation of our registration statement. We have prepared an internal business plan. We have reserved the domain name www.medoracorp.com and www.grabbittoday.com and they have been designed and uploaded.  Our net loss since inception is $73,257 as a result of incurring expenses of $37,287 for consulting fees, $21,453 for accounting fees, $8,569 for legal fees, $2,525 for transfer agent fees and $3,423 for other general and administrative expenses.

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

            During the period from May 6, 2010 (inception) to January 31, 2012, we sold 27,054,600 shares of our common stock at $0.0015 per share for a total of $40,582 to forty-two (42) investors.

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

            On November 7, 2011, the Board of Directors of the Company appointed Denis Daye, to serve as the Company’s Secretary.

            Ms. Daye has extensive experience and knowledge of the tourism industry in Jamaica where she has established a network of relationships with businesses and tour operators throughout the country.  Her experience in the tourism industry began in Ocho Rios, where in February of 2006 she was marketing and selling various tours to tourists on behalf of First Choice Taxi Services.  First Choice Taxi Services is a tour and taxi service provider in St. Ann, Jamaica which focuses on servicing the areas of Ocho Rios, Montego Bay, and Negril.  In addition to being the head of marketing Ms. Daye was also the administration assistant in charge of production of marketing materials and bookkeeping for First Choice Taxi Services.  Ms. Daye later resigned from the company in May of 2011 in order to spend more time with her family.

Lack of Revenues

            We have limited operational history. From our inception on May 6, 2010 to January 31, 2012, we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

            For the period from May 6, 2010 (inception) to January 31, 2012, our expenses were as follows:

Type of Expense	($)
General and administrative	3,423
Professional fees	67,309

            During the period from May 6, 2010 (inception) to January 31, 2012 our total expenses were $73,257.

Net Loss

            For the period from May 6, 2010 (inception) to January 31, 2012, we incurred a net loss of $73,257.

Liquidity and Capital Resources

            As of the date of this report, we have yet to generate any revenues from our business operations.

            As of January 31, 2012, our total assets were $270 comprised entirely of cash and our total liabilities were $32,551 comprised of a related party payable and accounts payable.

            On August 11, 2011, we borrowed $14,560 from our President, Craig McKenzie to pay for our reporting obligations including this report. The loan is non-interest bearing, unsecured and due upon demand.

            We anticipate that we will meet our ongoing cash requirements through the generation of revenue and equity or debt financing.  We estimate that our expenditures over the next 12 months as of January 31, 2012, will be approximately $210,000. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.         MINE SAFETY DISCLOSURES

            Not applicable.

ITEM 5.         OTHER INFORMATION

            None.

ITEM 6.         EXHIBITS.

      The following documents are included herein:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	9/09/10	3.1

3.2	Bylaws.	S-1	9/09/10	3.2

4.1	Specimen Stock Certificate.	S-1	9/09/10	4.1

10.1	Consulting Agreement.	S-1	9/09/10	10.1
14.1	Code Of Ethics	10-K	11/1/11	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Regulation S Subscription Agreement	S-1/A-1	10/22/10	99.1

99.2	Audit Committee Charter	10-K	11/1/11	99.2

99.3	Disclosure Committee Charter	10-K	11/1/11	99.3

101	Interactive Data Files
	101.INS – XBRL Instance Document
	101.SCH - XBRL Taxonomy Schema
	101.CAL - XBRL Taxonomy Calculation Linkbase
	101.DEF - XBRL Taxonomy Definition Linkbase
	101.LAB - XBRL Taxonomy Label Linkbase
	101.PRE - XBRL Taxonomy Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of March, 2012.

                                                                                    MEDORA CORP.

BY:    /s/ CRAIG MCKENZIE
            Craig McKenzie, President, Principal Executive
            Officer, Treasurer, Principal Financial Officer,
            Principal Accounting Officer and sole member of
            the Board of Directors.

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	9/09/10	3.1

3.2	Bylaws.	S-1	9/09/10	3.2

4.1	Specimen Stock Certificate.	S-1	9/09/10	4.1

10.1	Consulting Agreement.	S-1	9/09/10	10.1
14.1	Code Of Ethics	10-K	11/1/11	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Regulation S Subscription Agreement	S-1/A-1	10/22/10	99.1

99.2	Audit Committee Charter	10-K	11/1/11	99.2

99.3	Disclosure Committee Charter	10-K	11/1/11	99.3

101	Interactive Data Files
	101.INS – XBRL Instance Document
	101.SCH - XBRL Taxonomy Schema
	101.CAL - XBRL Taxonomy Calculation Linkbase
	101.DEF - XBRL Taxonomy Definition Linkbase
	101.LAB - XBRL Taxonomy Label Linkbase
	101.PRE - XBRL Taxonomy Presentation Linkbase