Form 10-Q
period 2012-04-30
Medora Corp.
filed 2012-07-20
CIK 1499274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED April 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [X ]  NO []

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: July 19, 2012, the registrant had 62,054,600 shares issued and outstanding.

MEDORA CORP.

FORM 10-Q

April 30, 2012

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Conditionand Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

MEDORA CORP.(A Development Stage Company)

April 30, 2012

MEDORA CORP. (A Development Stage Company) BALANCE SHEETS (Unaudited)

	April 30,	July 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash	$ 270	$ 45

TOTAL ASSETS	$ 270	$ 45

LIABILITIES AND SHAREHOLDERS' DEFICIT
Accounts payable and accrued expenses	6,017	$ 5,575
Related party payable	29,896	2,496
TOTAL CURRENT LIABILITIES	35,913	8,071

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' DEFICIT:
Preferred stock $0.00001 par value 100,000,000 authorized, no shares issued and outstanding	-	-
Common stock $0.001 par value 100,000,000 authorized, 62,054,600 shares issued and outstanding	620	620
Additional paid-in capital	40,356	40,356
Deficit accumulated during development stage	(76,619)	(49,002)

TOTAL SHAREHOLDERS' DEFICIT	(35,643)	(8,026)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 270	$ 45

The accompanying notes are an integral part of these financial statements.

MEDORA CORP. (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended April 30, 2012	Three Months Ended April 30, 2011	Nine Months Ended April 30, 2012	Nine Months Ended April 30, 2011	From May 6, 2010 (inception) to April 30, 2012

REVENUES	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
General and administrative expenses	-	312	64	1,837	3,423
Consulting	1,487	6,200	17,177	15,036	38,774
Legal and accounting	1,850	3,500	10,250	19,272	31,872
Transfer agent fees	25	2,000	125	2,000	2,550
Total Operating Expenses	3,362	12,012	27,616	38,145	76,619

NET LOSS	$ (3,362)	$ (12,012)	$ (27,616)	$ (38,145)	$ (76,619)

Weighted average common shares outstanding - basic and diluted	62,054,600	62,054,600	62,054,600	61,954,348

Net loss per common share-basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

MEDORA CORP. (A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended	Nine Months Ended	From May 6, 2010
	April 30,	April 30,	(inception) to
	2012	2011	April 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(27,616)	$ (38,145)	$ (76,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	5,000	-
Accounts payable	441	(1,475)	6,017
NET CASH USED IN OPERATING ACTIVITIES	(27,175)	(34,620)	(70,602)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	19,513	47,607
Direct stock issuance costs	-	(6,631)	(6,631)
Related party advances	27,400	2,496	29,896
NET CASH PROVIDED BY FINANCING ACTIVITIES	27,400	15,378	70,872

Increase (decrease) in cash	225	(19,242)	270

CASH, BEGINNING OF PERIOD	45	23,259	-

CASH, END OF PERIOD	$ 270	$ 4,017	$ 270

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

MEDORA CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.         BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Medora Corp. (“Medora” or “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Medora’s Annual Report for the year ended July 31, 2011 filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures included in Medora’s fiscal 2011 financial statements have been omitted.

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

MEDORA CORP.(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 2.         GOING CONCERNThese financial statements have been prepared on a going concern basis, which implies Medora will continue to meet its obligations and continue its operations for the next fiscal year. As of April 30, 2012, the Company has an accumulated deficit of $76,619, limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs for the next twelve month period. The Company’s sole officer and director is unwilling to loan or advance any additional capital to the Company, except for the costs associated with the preparation and filing of reports with the Securities and Exchange Commission. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of Medora as a going concern is dependent upon financial support from its stockholders, the ability of Medora to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Medora be unable to continue as a going concern.

NOTE 3.         RELATED PARTY TRANSACTIONS

As of April 30, 2012, Medora Corp. has a payable to the Company’s former president, Mr. Craig McKenzie, for $29,896 that was used for payment of expenses on behalf of the Company.  These amounts were loaned to the Company in December 2010, April and August 2011 and January 2012and March of 2012.  The amount is due on demand and has no terms of repayment, is unsecured, and bears no interest.

NOTE 4.         STOCKHOLDERS’ EQUITY

On May 6, 2010, Medora issued 35,000,000 common shares to its president at $0.0002 per share for $7,025 in cash.During July 2010, Medora issued an additional 14,045,933 shares for a total of $21,069 in cash ($19,513, net of direct offering costs).During July 2011, Medora issued an additional 13,008,667 shares for a total of $12,881 in cash, net of $6,631 of direct offering costs.

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

A material challenge to our business operations has been getting enough registered members to purchase discounted products from businesses that participate in our program, and in order to achieve this goal we have created incentives for our registered members to inform others of the discounts that businesses are offering on our websites. We will encourage our registered members to share news about deals through email, Facebook, and Twitter, and other social media websites.  Encouraging new membership, we will guarantee that if one of our registered members sends our Company link to a friend, and the friend buys a Medora Coupon (“Coupon”) within 72 hours, the individual who sent thelink will get $10 worth of Medora credits in their account. In addition, if a user sends a referral to a friend, who then subscribes within 72 hours, the person who sent the referral will get $10 worth of Medora credits in their account when their friend buys their first deal from us.  We are also offering free gifts to be given away for people who register as members to our sites.  If we are unable to locate businesses or fail to generate enough traffic to our websites, it may have a material impact on our revenues or income or may result in our liquidity decreasing.

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

3)      Targeting tourists from the USA visiting Jamaica

a)      Identify the top 10 US states that visit Jamaica the most

b)       Then target tour operators and travel agents in those areas online and contact them to see if their visitors could benefit from our service of daily deals.

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

To help prevent liquidity concerns, we will have to also target businesses that will have offerings of goods and services that will be attractive to the local community and not dependent on tourists.  Having businesses that have offerings that are attractive enough to generate local people to be registered members to our websites will increase our exposure and will address our long-term liquidity concerns.  However, this has been a challenge as the larger part of the population in Jamaica does not use credit cards and thus our business model is changing to become more dependent on visitors.

            We anticipate that we will need to meet our ongoing cash requirements through the generation of revenue or equity and/or debt financing.  We estimate that our expenditures over the next 12 months as of April 30, 2012, will be approximately $210,000 as described in the table below.  These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal	12 months	20,000
Beta testing and servicing costs	Ongoing	15,000
Marketing and advertising	Ongoing	5,000 – 10,000
Investor relations and capital raising	12 months	10,000
Management costs ***	12 months	10,000
Salaries **	Commencing on March 15, 2012	18,000
Fixed asset purchases for technology center	12 months	25,000
Operating costs and general and administrative expenses *	12 months	45,000

Consulting fees **	12 months	12,000

Accounting fees	12 months	45,000
Total	12 months	210,000

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

            If we are able to raise the required funds to fully implement our business plan, we plan to implement the below business actions in the order provided below. If we are not able to raise all required funds, we will prioritize our corporate activities as chronologically laid out below because the activity which needs to be undertaken in the initial months is prerequisite for future operations. As of the date of this report we have been unable to raise the required funding necessary to implementour  business and have had to move our implementation schedule forward. We anticipate that the implementation of our business will occur as follows:

April 2012 to December2012

•

Complete the design and upload our corporate website.

•

Continue to market the Company’s website to potential businesses wanting to offer discounts for their products and services.

•

Market products to hotels and resorts, pubs, restaurants, spas throughout the designated cities.

•

Complete certain asset purchases such as dedicated servers, and computer equipment.

•

Continue to market the Company on Social Media websites as Facebook and Twitter.

•

Market our websites to tour operators and travel agents in Europe and the USA.

•

Purchase lists and market newsletters to potential subscribers in Jamaica.

•

Hire local personnel to manage the technical aspects of the website and the daily offerings.

•

Hire in house accounting staff to manage the fulfillments of the transactions.

•

Purchase additional assets such as vehicles for sales calls.

January 2013 to June 2013

•

If initial launch is successful in a few cities in Jamaica, expand the concept to other Caribbean countries.

•

Hire additional marketing and sales staff.

•

Attend trade shows.

•

Market products to hotels and resorts, pubs, restaurants, spas throughout the designated cities.

•

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

Results of Operations

From Inception on May 6, 2010 to April 30, 2012

            During the period from May 6, 2010 (inception) to April 30, 2012 we incorporated the company, hired the auditor, and hired the attorney for the preparation of our registration statement. We have prepared an internal business plan. We have reserved the domain name www.medoracorp.com and www.grabbittoday.com and they have been designed and uploaded.  Our net loss since inception is $76,619 as a result of incurring expenses of $38,774 for consulting fees, $31,872 for legal and accounting fees, $2,550for transfer agent fees and $3,423 for other general and administrative expenses.

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

            During the period from May 6, 2010 (inception) to April 30, 2012, we sold 27,054,600 shares of our common stock at $0.0015 per share for total net proceeds of $40,582 to forty-two (42) investors.

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

            On November 7, 2011, the Board of Directors of the Company appointed Denise Daye, to serve as the Company’s Secretary.

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

            On May 30, 2012, Craig McKenzie and Denise Daye resigned their positions as President, Secretary, Treasurer and Directors of Medora Corp. On May 30, 2012, Alexandre Frigon was appointed as an officer of the corporation in the capacity of President, Secretary and Treasurer.

Lack of Revenues

            We have limited operational history. From our inception on May 6, 2010 to April 30, 2012, we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

            For the period from May 6, 2010 (inception) to April 30, 2012, our expenses were as follows:

Type of Expense	($)
General and administrative	3,423
Professional fees	73,196

            During the period from May 6, 2010 (inception) to April 30, 2012 our total expenses were $76,619.

Net Loss

            For the period from May 6, 2010 (inception) to April 30, 2012, we incurred a net loss of $76,619.

Liquidity and Capital Resources

            As of the date of this report, we have yet to generate any revenues from our business operations.

            As of April 30, 2012, our total assets were $270 comprised entirely of cash and our total liabilities were $35,913 comprised of a related party payable and accounts payable.

            To date, we have borrowed $29,896 from our former President, Craig McKenzie, to pay for our regulatory reporting obligations. The loan is non-interest bearing, unsecured and due upon demand.

            We anticipate that we will meet our ongoing cash requirements through the generation of revenue and equity or debt financing.  We estimate that our expenditures over the next 12 months as of April 30, 2012, will be approximately $210,000. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.         MINE SAFETY DISCLOSURES

            Not applicable.ITEM 5.         OTHER INFORMATION

            None.

ITEM 6.         EXHIBITS.

      The following documents are included herein:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	9/09/10	3.1

3.2	Bylaws.	S-1	9/09/10	3.2

4.1	Specimen Stock Certificate.	S-1	9/09/10	4.1

10.1	Consulting Agreement.	S-1	9/09/10	10.1
14.1	Code Of Ethics	10-K	11/1/11	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Regulation S Subscription Agreement	S-	1/A 10/22/10	99.1

99.2	Audit Committee Charter	10-	K 11/1/11	99.2

99.3	Disclosure Committee Charter	10-	K 11/1/11	99.3

101	Interactive Data Files
	101.INS – XBRL Instance Document
	101.SCH - XBRL Taxonomy Schema
	101.CAL - XBRL Taxonomy Calculation Linkbase
	101.DEF - XBRL Taxonomy Definition Linkbase
	101.LAB - XBRL Taxonomy Label Linkbase
	101.PRE - XBRL Taxonomy Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of July, 2012.

MEDORA CORP.

BY:    /s/ Alexandre Frigon            Alexandre Frigon, President, Principal Executive Officer, Treasurer, Principal Financial Officer,  Principal Accounting Officer and sole Director