Form 10-K
period 2012-07-31
Xumanii, Inc.
filed 2012-12-10
CIK 1499274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended July 31 , 2012

OR

[ ]	TRANSITIOINAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transitional period from _____________ to ______________

Commission file number 333-169280

                                                                  Xumanii, Inc.

                                          (Exact name of registrant as specified in its charter)

NEVADA	90-09582397
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

                                             PO Box 309, Ugland House
                                                  South Church Street
                                                       George Town
                                                      Grand Cayman
                                                         KY1-1104
                                                      Cayman Islands

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

Large Accelerated filer  [   ]  Accelerated filer

 [   ]

Non-accelerated filer      [   ]   Smaller reporting company  [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ X ] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter: July 31, 2012 is $0.00

As of December 7, 2012 the registrant had 341,300,300 shares issued and outstanding.

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Xumanii, Inc. and its consolidated subsidiaries.  “SEC” refers to the Securities and Exchange Commission.

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

Originally our business concept is to present a daily discount for a niche market item (such as a spa, restaurant, or a tour outing), and if enough people sign up for the deal, the subscribers get the discount. The coupons are sent to the buyers by e-mail.  Conversely, if the quota is not reached, the deal is off, and no one is charged for what they subscribed to buy. If the deal does not work out, the company that we were “advertising” withdraws the discounted items, and the subscribers will be reimbursed.

Subsequent to July 31, 2012, the Company has adopted a new Business Plan. The Company's name and trading symbol were changed from Medora Corp. and MORA effective September 7, 2012 to Xumanii, Inc. and XUII, respectively.

Xumaniiis a platform to broadcast live events in HD with a new technology that combines hardware and a software platform to broadcast from multiple cameras, wirelessly an event with an extremely low production cost.  Our hardware enables any cameras to broadcast their image in HD to a laptop nearby where the Xumanii Broadcast Manager software, receives all images and enables an operator to create a “live editing” and broadcast an event on the Xumanii.com platform.  Xumanii allows content to be broadcasted as a Pay-Per-View model, generating revenues from consumers directly or as a “FREE” content model, generating revenues from advertisement, product placements and sponsorship.

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

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock had been quoted on the OTC Bulletin Board since May 3, 2011 under the symbol “MORA.OB”.  Our name and trading symbol were subsequently changed effective September 7, 2012 to Xumanii, Inc. and XUII respectively.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB for the quarterly periods indicated below based on our fiscal year end of July 31, 2012. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Quarter	High	Low
First Quarter (August 1, 2011 – October31, 2011)	$0	$0
Second Quarter (November 1, 2011 – January 31, 2012)	$0.50	$0
Third Quarter (February 1, 2012 – April 30, 2012)	$0	$0
Fourth Quarter (May 1, 2012 – July 31, 2012)	$0	$0

Holders

As of July 31, 2012, we had 43 shareholders of our common stock.

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

Subsequent to July 31, 2012 the Company has adopted and implemented a new Business Plan. ”.  The Company's name and trading symbol were subsequently changed from Medora Corp. MORA  effective September 7, 2012 to Xumanii and XUII respectively.

XUMANII is a platform to broadcast live events in HD with a new technology that combines hardware and a software platform to broadcast from multiple cameras, wirelessly an event with an extremely low production cost.  Our hardware enables any cameras to broadcast their image in HD to a laptop nearby where the Xumanii Broadcast Manager software, receives all images and enables an operator to create a “live editing” and broadcast an event on the Xumanii.com platform.  Xumanii allows content to be broadcasted as a Pay-Per-View model, generating revenues from consumers directly or as a “FREE” content model, generating revenues from advertisement, product placements and sponsorship.

To meet our need for cash we have raised $599,895 in loans from third parties and $140 from our president during the year 2012 and subsequent to July 31, 2012. We cannot guarantee that since we have adopted and implemented a new business plan and have begun operations that we will stay in business after twelve months. If we are unable to secure enough broadcasts of performance artists and or business products or services to advertize at suitably low pricing or enough registered members willing to buy the products at the price we have negotiated with our businesses, we may quickly use up our current cash and will need to find alternative sources, such as a second public offering, or a private placement of securities in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than from the loans that have been received. If we need additional cash and cannot raise it we may either have to suspend operations until we do raise the cash, or cease operations entirely. If we need more money we will have to revert to obtaining additional funds as described above. Other than as described above, we have no other financing plans.

Plan of Operation

Our business plan for Xumanii is to broadcast live events in HD from multiple cameras, wirelessly, with an extremely low production cost. Xumanii will allow content to be broadcasted as a Pay-Per-View model, generating revenues from consumers directly or as a “FREE” content model, generating revenues from advertisement, product placements and sponsorship.

A material challenge to our business operations has been getting enough registered members. In order to achieve this goal we have to create incentives for our registered members to inform others of the broadcasts on our website. We will encourage our registered members to share news about the broadcasts through email, Facebook, and Twitter, and other social media websites. If we are unable to get new subscribers or fail to generate enough traffic to our website  it may have a material impact on our revenues or income or may result in our liquidity decreasing.

We plan to implement our business operations by finding performance artists, or other businesses that are willing to broadcast and or advertize in order to spread to existing members and new registered members. To date we have had good success in finding artists that are willing to broadcast live performances, and we have had some success in obtaining registered members. To date we have 471 registered members.

To better manage our payment processing we have selected Paypal to facilitate our online transactions.

 In both a growing and shrinking economy we anticipate that performance artists will use our website as a marketing tool and to generate income from repeat customers on a Pay-Per-View Format.  Additionally, registered members will likely prefer to receive notification as to upcoming performances.

To help prevent liquidity concerns, we will also target businesses in the immediate area of the performance that will have offerings of goods and services that will be attractive to that local community. Having businesses that have offerings that are attractive enough to generate local people to be registered members to our website will increase our exposure and will assist in addressing our long-term liquidity concerns.

To date we have received a total of $599,895 in advances from third parties and $140 from our President in order to implement our new business plan

Currently, we do not have any future arrangements or commitments in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

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

To become profitable and competitive, we have to locate and negotiate agreements with established performance artists and or businesses to enable us to offer these venues to our clientele

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to our existing stockholders.

We anticipate that we will need to meet our ongoing cash requirements through the generation of revenue or equity and/or debt financing.  We estimate that our expenditures over the next 12 months as of July 31, 2012, will be approximately $1,385,997as described in the table and chart below.  These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Type	Amount	Percent
Salaries	535,023.18	38.60%
Professional services (IT development)	291,744.39	21.05%
Equipment(purchase)	45,975.61	3.32%
Professional services (lawyers & accountant)	81,500.00	5.88%
Professional services (Biz Dev)	120,000.00	8.66%
Office, rent and expenses(phone, etc)	126,645.60	9.14%
Travel expense for employees	73,111.26	5.27%
Government Fees	15,078.00	1.09%
Event production fees	28,251.08	2.04%
Business Development fees	21,228.30	1.53%
Servers & Bandwidth	36,000.00	2.60%
Bank fees & interest	7,040.53	0.51%
Administration	2296.02	0.17%
Event Publicity and promotion	2103.32	0.15%
Total	1,385,997.28	100.00%

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

If we are not able to raise the full $1,385,997to fully implement our business plan for the next year as anticipated, we will scale our business development in line with available capital.  Our primary priority will be to retain our reporting status with the SEC which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses.  Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on market awareness, and servicing costs as well as marketing and advertising to social media marketing websites.  We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

If we are able to raise the required funds we wilfully implement our business plan. If we are not able to raise all required funds, we will prioritize our corporate activities

Results of Operations

From Inception on May 6, 2010 to July 31, 2012

During the period from May 6, 2010 (inception) to July 31, 2012, we incorporated the company, hired the auditor, and hired the attorney for the preparation of our registration statement. We have prepared an internal business plan. We have reserved the domain name www.medoracorp.com and www.grabbittoday.com and they have been designed and uploaded.  Our net loss since inception is $264,763 as a result of incurring expenses of $164,024 for consulting fees, $36,372 for legal and accounting fees, $2,550 for transfer agent fees and $61,817 for other general and administrative expenses.

At inception, we sold 192,500,000 shares of common stock to our former sole officer and director, Dr. Jehovan Owayne Fairclough for approximately $7,025.

On June 10, 2010, Dr. Fairclough appointed Craig McKenzie as his replacement by way of board resolution as the president, chief executive officer, chief financial officer, treasurer, secretary and sole member of the board of directors. On June 10, 2010, Dr. Jehovan Fairclough resigned as the president, chief executive officer, chief financial officer, treasurer, secretary and sole member of the board of directors and sold to Craig McKenzie his 192,500,000 shares of common stock for $7,025 in a private transaction.

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

During the period from May 6, 2010 (inception) to July 31, 2012, we sold 148,800,300 shares of our common stock for $33,951 to forty-two (42) investors.

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

To date we have received a total of $599,895 in advances from third parties and $140 from our President in order to implement our new business plan.

Lack of Revenues

            We have limited operational history. From our inception on May 6, 2010 to July 31, 2012, we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

 For the period from May 6, 2010 (inception) to July 31, 2012, our expenses were as follows:

Type of Expense	($)
General and administrative	61,817
Professional fees (Legal and Accounting)	36,372
Consulting	164,024

During the period from May 6, 2010 (inception) to July 31, 2012 our total expenses were $264,763.

Net Loss

For the period from May 6, 2010 (inception) to July 31, 2012, we incurred a net loss of $264,763.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

As of July 31, 2012, our total assets were $23,680, comprised cash and fixed assets, and our total liabilities were $247,467, comprised of a related party payable ($41,850),a third party note payable($200,100) and accounts payable ($5,517).

As of July 31, 2012, we borrowed a total of $41,850 from former our President, Craig McKenzie to pay for our reporting obligations including this report. The loan is non-interest bearing, unsecured and due upon demand.

We anticipate that we will meet our ongoing cash requirements through the generation of revenue and equity or debt financing.  We estimate that our expenditures over the next 12 months as of July 31, 2012, will be approximately $1,385,997. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

If we are not able to raise the full $1,385,997 to fully implement our business plan as anticipated, we will scale our business development in line with available capital.  Our primary priority will be to retain our reporting status with the SEC which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses.  Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on market awareness, testing and servicing costs as well as marketing and advertising to social media marketing websites.  We will likely not expend funds on the remainder of our planned activities unless we have the required capital

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Xumanii, Inc.

(formerly Medora Corp.)

(A Development Stage Company)

Kingston, Jamaica, West Indies

We have audited the accompanying balance sheets of Xumanii, Inc.(“Xumanii” or the “Company”) (A Development Stage Company) as of July 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and the period from May 6, 2010 (inception) to July 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board(United States). Those standards require that we plan and perform the audits to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Xumanii as of July 31, 2012 and 2011, and the results of its operations and its cash for the years then ended, and the period from May 6,2010 (inception) to July 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, as of July 31, 2012, the Company has an accumulated deficit, limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs for the next twelve month period, which raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

December 5, 2012

Xumanii, Inc.

(formerly Medora Corp.)

(A Development Stage Company)

Balance Sheets

	July 31,	July 31,
	2012	2011

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,725	$45
TOTAL CURRENT ASSETS	8,725	45

Equipment, net	14,955	-
TOTAL ASSETS	$23,680	$45

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable and accrued expenses	$5,517	$5,575
Related party payable	41,850	2,496
Loan payable	200,100	-
TOTAL CURRENT LIABILITIES	247,467	8,071

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock $0.00001 par value 100,000,000 authorized
no shares issued and outstanding	-	-
Common stock $0.00001 par value 450,000,000 authorized
341,300,300 shares issued and outstanding as of July 31, 2012
and 2011	3,413	3,413
Additional paid-in capital	37,563	37,563
Deficit accumulated during development stage	(264,763)	(49,002)
TOTAL STOCKHOLDERS' DEFICIT	(223,787)	(8,026)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$23,680	$45

The accompanying notes are an integral part of these financial statements.

Xumanii, Inc.

(formerly Medora Corp.)

(A Development Stage Company)

Statements of Operations

			For the Period
			from May 6, 2010
	July 31,	July 31,	(inception)
	2012	2011	to July 31, 2012
REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	58,459	4,673	61,817
Consulting	142,427	18,597	164,024
Legal and accounting	14,750	21,622	36,372
Transfer agent fees	125	-	2,550
Total Operating Expenses	215,761	44,892	264,763

NET LOSS	$(215,761)	$(44,892)	$(264,763)

Weighted average common shares outstanding - basic and diluted	341,300,300	341,300,300

Net loss per common share basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Xumanii, Inc.

(formerly Medora Corp.)

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)

For the Period from May 6, 2010 (Inception) to July 31, 2012

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit During Exploration Stage	Total Stockholders' Deficit
	Shares	Par Value $.00001 per share	Shares	Par Value $.00001 per share

BALANCES, MAY 6, 2010 (Inception)	-	$-	192,500,000	$1,925	$5,100	$-	$7,025

Common stock issued for cash	-	-	77,252,632	773	20,296	-	21,069

Net loss	-	-	-	-	-	(4,110)	(4,110)
BALANCES, JULY 31, 2010	-	$-	269,752,632	$2,698	$25,396	$ (4,110)	$23,984

Common stock issued for cash			71,547,668	715	12,167	-	12,882

Net loss	-	-	-	-	-	(44,892)	(44,892)
BALANCES, JULY 31, 2011	-	$-	341,300,300	$3,413	$37,563	$(49,002)	$(8,026)

Net loss	-	-	-	-	-	(215,761)	(215,761)
BALANCES, JULY 31, 2012	-	$-	341,300,300	$3,413	$37,563	$(264,763)	$(223,787)

The accompanying notes are an integral part of these financial statements.

Xumanii, Inc.

(formerly Medora Corp.)

(A Development Stage Company)

Statements of Cash Flows

			For the Period
	Year End	Year End	from May 6, 2010
	July 31,	July 31,	(inception) to
	2012	2011	July 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(215,761)	$(44,892)	$(264,763)
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation expense	500	-	500
Changes in operating assets and liabilities
Prepaid expense	-	5,000	-
Accounts payable and accrued expenses	(58)	1,300	5,517
NET CASH USED IN OPERATING ACTIVITIES	(215,319)	(38,592)	(258,746)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(15,455)	-	(15,455)

NET CASH USED IN INVESTING ACTIVITIES	(15,455)	-	(15,455)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on debt	200,100	-	200,100
Related party advances	39,354	2,496	41,850
Proceeds from issuance of common stock
net of issuance costs	-	12,882	40,976
NET CASH PROVIDED BY FINANCING ACTIVITIES	239,454	15,378	282,926
Increase (decrease) in Cash and Cash Equivalents	8,680	(23,214)	8,725

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45	23,259	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,725	$45	$8,725

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Xumanii, Inc.

(formerly Medora Corp.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Xumanii, Inc. (the “Company” or “Xumanii”) (formerly Medora Corp.)(A Development Stage Company) was incorporated in Nevada on May 6, 2010, for the purpose of engaging in ecommerce through the Company’s planned website, which will be a group coupon buying website.

On July 11, 2012, the sole Board of Director and the majority shareholder of the Company have approved and consented in writing in lieu of a special meeting of the Board of Directors and a special meeting of the Stockholders to the following actions:

-

An amendment to their Articles of Incorporation to increase the number of shares of the authorized common stock from 100,000,000 to 450,000,000;

-

An amendment to the Company’s Articles of Incorporation to create 100,000,000 shares of “blank check” preferred stock; and

-

An amendment to the Company’s Articles of Incorporation to effect a change of the Company’s name from “Medora Corp.” to “Xumanii, Inc.”.

Use of Estimates

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

Basic and Diluted Earnings (Loss) Per Common Share

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the related assets using the straight-line method for financial reporting purposes.

Expenditures for normal repairs and maintenance are charged to expense as incurred. Significant renewals and improvements are capitalized. The cost and related accumulated depreciation of assets retired or otherwise disposed of are eliminated from the accounts, and any resulting gain or loss is recognized in the year of disposal.

During the year ended July 31, 2012, the Company acquired certain office equipment and computers totaled $15,455 and recorded depreciation expense of $500 using a useful life of three years.

Income Taxes

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

Subsequent Events

The Company has evaluated all transactions from July 31, 2012 through the financial statement issuance date for subsequent event disclosure consideration.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Xumanii will continue to meet its obligations and continue its operations for the next fiscal year. As of July 31, 2012, the Company has an accumulated deficit of $264,763, limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs for the next twelve month period. The Company’s sole officer and director is unwilling to loan or advance any additional capital to the Company, except for the costs associated with the preparation and filing of reports with the Securities and Exchange Commission (“SEC”). These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of Xumanii as a going concern is dependent upon financial support from its stockholders, the ability of Xumanii to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Xumanii be unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

As of July31, 2012, the Company had a payable to the Company’s former president, Mr. Craig McKenzie, in the amount of $41,850 that was used for payment of expenses on behalf of the Company.  These amounts were loaned to the Company in December 2010, April and August 2011 and January2012and March of 2012.  The amount is due on demand and has no terms of repayment, is unsecured, and bears no interest.

NOTE 4 – LOAN PAYABLE

In June 2012, the Company received $200,100 from a third party. This advance is non-interest bearing, unsecured, and has no fixed terms of repayment. The loan proceeds were used by the Company to pay for the consulting expenses charged by Carlos Goodspeed and AMG Terrence Gorman in the amount of $50,000 and $50,000 respectively, and the sign on bonus expenses for certain officers of $42,500 incurred in 2012 by the Company.

NOTE 5 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since inception, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $261,763 at July 31, 2012, and will begin to expire in the year 2030.

At July 31, 2012 and 2011, deferred tax assets consisted of the following:

	2012	2011

Deferred tax assets (net operating loss carry-forwards)	$89,000	$17,151
Less: valuation allowance	(89,000)	(17,151)
Net deferred tax asset	$-	$-

NOTE 6 – EQUITY TRANSACTIONS

On May 6, 2010, the Company issued 192,500,000 common shares to its president for cash proceed of $7,025.

During July 2010, the Company issued 77,252,632 common shares for a total of $21,069 in cash.

During July 2011, the Company issued 71,547,668common shares for a total of $12,882 in cash, net of $6,631 of direct offering costs.

NOTE 7 – SUBSEQUENT EVENTS

On October 4, 2012, the sole Board of Director and the majority shareholder of the Company approved and consented in writing in lieu of a special meeting of the Board of Directors and a special meeting of the Stockholders to the following action:

The approval of a 5.5-for-1 forward stock split of the issued and outstanding shares of the Company’s Common Stock, bringing the total issued and outstanding Common shares from 62,054,600 to 341,300,300. The Company’s financial statements have been retroactively restated to incorporate the effect of the forward split.

Subsequent to the yearend, the Company received an additional $400,000 from a third party. This advance is non-interest bearing, unsecured, and has no fixed terms of repayment.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from May 6, 2010 (inception) to July 31, 2012, included in this report have been audited by GBH CPAs, PC, as set forth in this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of July 31, 2012, the Company's internal control over financial reporting were not effective.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended

July 31, 2012 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

Our directors will serve until his successor is elected and qualified. Our sole officer is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name                           Age    Position with the Company                      Director Since

Alexandre Frigon (1)     32        CEO, CFO, President, & Director,               April 30, 2012

Craig McKenzie   (2)    31        Former CEO , Director,                             June 10, 2010

Denise Daye         (3)   35        Former Secretary and Director                  November7, 2012

(1) On April 30, 2012, Mr. Alexandre Frigon was appointed to the Board of Directors and on May 30, 2012 he was appointed  president, principal accounting officer, principal executive officer, principal financial officer, secretary, treasurer and sole member of our board of directors.

(2) On May 30, 2012 Craig McKenzie resigned his position  as a director and officer of the Company.

(3) On May 30, 2012 Denise Daye resigned her position  as a director and officer of the Company

The persons named above have held his offices/positions since inception of our company and are expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

Alexandre Frigon

On April 30, 2012, Mr. Alexandre Frigon was appointed to the Board of Directors and on May 30, 2012 he was appointed president, principal accounting officer, principal executive officer, principal financial officer, secretary, treasurer and sole member of our board of directors.

Xumanii (2006 - Present) Founder and CEO a Social Networking website that allows consumers to broadcast live events and shows on a wireless basis

Flukii.com (2006 - 2010) Founder and CEO Marketing - Processing Company and Services SPOG international Inc. (2006 - 2010) Consultant Financial operations and overall management

Burst Record / Management Inc. (2005 - 2006) Founder and CEO Music producer & Artist management: Canada, US, Europe tours Record label management

Parallel Lab Inc. (2002 - 2005) Founder and CEO  Software design o Developed innovative tools to improve efficiency

SN Hawaii Inc. (1999 - 2002) Founder and CEO Organization of Ocean safety and lifeguard class in Hawaii

Tachyon Design Inc. (1996-1999) Founder and CEO  Web design and programming

Studied year 1 of the Chartered Financial Analyst Program CFA Institute, Ass. Invest. Professionals, 2010

Bachelor of Commerce (major in Market Finance)Montreal University, École des Hautes Études Commerciales (H.E.C.) 2002

Stock Brokerage License Quebec Securities Commission, 2000

Bachelor in International Economics Brébeuf College, 1999

Craig McKenzie

On June 10, 2010, Mr. Craig McKenzie was appointed president, principal accounting officer, principal executive officer, principal financial officer, secretary, treasurer and sole member of our board of directors. On May 30, 2012 Mr. McKenzie resigned as director and officer.  From February 2003 to present, Mr. McKenzie has served as a Level 3 and Level 4 Technical Assistant with The Ministry of Health / National Blood Transfusion Service, of Kingston, Jamaica.  His responsibilities include Blood component preparation, distribution, inventory, preparation of daily and monthly statistics, and to assist Medical Technologists.

Denise Daye

On November 7, 2011, the Board of Directors of the Company appointed Denise Daye, to serve as the Company’s Secretary.

Ms. Daye has extensive experience and knowledge of the tourism industry in Jamaica where she has established a network of relationships with businesses and tour operators throughout the country.  Her experience in the tourism industry began in Ocho Rios, where in February of 2006 she was marketing and selling various tours to tourists on behalf of First Choice Taxi Services.  First Choice Taxi Services is a tour and taxi service provider in St. Ann, Jamaica which focuses on servicing the areas of Ocho Rios, Montego Bay, and Negril.  In addition to being the head of marketing Ms. Daye was also the administration assistant in charge of production of marketing materials and bookkeeping for First Choice Taxi Services.  Ms. Daye later resigned from the company in May of 2011 in order to spend more time with her family.On May 30, 2012 Denise Daye resigned her position  as a director and officer of the Company

None of the companies referred to above are parents, subsidiary corporations or other affiliates of the Company.

During the past ten years, Mr. McKenzie, Mr. Frigon or Ms. Daye has not been the subject of the following events:

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

i)          Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or anassociated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

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

Transactions with Related Persons, Promoters and Certain Control Persons

Mr. McKenzie is deemed a “promoter” of our company, within the meaning of such term under the Securities Act of 1933 since he founded and organized our company. Mr. McKenzie is our only “promoter”.   On July 10, 2010, we issued 192,500,000 shares of common stock as restricted securities to Craig McKenzie, our sole officer and director, in consideration of $7,000.  Mr. McKenzie has not received and is not entitled to receive any additional consideration for his services as our promoter.

Audit Committee Financial Expert

We do not have an audit committee financial expert.  We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.  Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Audit Committee and Charter

We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.A copy of the Charter was filed as Exhibit 99.2on Form 10K November 1, 2011and is herein incorporated by reference.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics was filed as Exhibit 14.1 on Form 10-K on November 1, 2011and is herein incorporated by reference.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the disclosure committee charter was filed as Exhibit 99.3 in Form 10-K on November 1, 2011 and is herein incorporated by reference.

Section 16(a) of the Securities Exchange Act of 1934

 As of the date of this report, we are not subject to Section 16(a) of the Securities Exchange Act of 1934.ITEM 11.        EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us from May 6, 2010 (inception) through July 31, 2012 for our sole officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

The following table sets forth Executive officer compensation as of the fiscal year ended July 31, 2012:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Craig McKenzie (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Denise Daye (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Alex Frigon (3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) Mr. McKenzie was appointed President, Secretary, Treasurer and Director on June 10, 2010, and he resigned as President, Secretary, Treasurer and Director on May 30, 2012.

(2) Ms. Daye was appointed Secretary and Director on November7, 2011, and she resigned as Secretary and Director on May 30, 2012.

(3) Mr. Frigon was appointed President, Secretary, Treasurer and Director on April 30, 2012.

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

DIRECTOR’S COMPENSATION TABLE

The following table sets forth director compensation as of the fiscal year ended July 31, 2012:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Craig McKenzie (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Denise Daye (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Alex Frigon (3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) Mr. McKenzie was appointed President, Secretary, Treasurer and Director on June 10, 2010, and he resigned as President, Secretary, Treasurer and Director on May 30, 2012.

(2) Ms. Daye was appointed Secretary and Director on November 7, 2011, and she resigned as Secretary and Director on May 30, 2012.

(3) Mr. Frigon was appointed President, Secretary, Treasurer and Director on April 30, 2012.

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

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS (2)
Craig McKenzie (3)	192,500,000 (common stock)	56.3%
Alex Frigon (4) President, Secretary, Treasurer and Director	-0-	*
All officers and directors as a group (1 person)	-0-	*

  * less than 1%

(1)  Unless otherwise noted, the address of each person listed is c/o Xumanii, 7 Wareham Road, Kingston, Jamaica.

(2)  This table is based on 341,300,300 shares of common stock issued and outstanding on July 31, 2012.

(3)  Mr. McKenzie was appointed President, Secretary, Treasurer and Director on June 10, 2010, and he resigned as President, Secretary, Treasurer and Director on May 30, 2012.

(4)  Appointed as President, Secretary, Treasurer and Director on April 30, 2012.

A total of 341,300,300 shares of common stock are issued and outstanding.

There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. There are 43 holders of record for our common stock.

ITEM 13.        CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On July 10, 2010, we sold a total of 192,500,000 shares of common stock to Craig McKenzie, our sole officer and director in consideration of $7,025.

Office services and office space are provided without charge by the sole officer and director of the Company. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

As of July 31, 2012, the Company has a payable to the Company’s president, Mr. Craig McKenzie, for $41,850 that was used for payments of expenses on behalf of the Company.  These amounts were loaned to the Company in December 2010 and April 2011.  The amounts are due on demand and have no terms of repayment, are unsecured, and bear no interest.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended July 31, 2012 and 2011, we were billed approximately $16,500 and $6,500 for professional services rendered for the audit and quarterly reviews of our financial statements.

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
	101.CAL - XBRL Taxonomy Calculation Linkbase
	101.DEF - XBRL Taxonomy Definition Linkbase
	101.LAB - XBRL Taxonomy Label Linkbase
	101.PRE - XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Georgetown, Grand Cayman on this 7th day of December, 2012.

Xumanii, Inc.

BY:	AlexandreFrigon
AlexandreFrigon
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/Alexandre Frigon	President, Principal Executive Officer, Principal	December 7, 2012
Alexandre Frigon	Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors