Form 10-Q
period 2012-10-31
Xumanii, Inc.
filed 2012-12-17
CIK 1499274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED October 31, 2012

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-169280

Xumanii, Inc.

(Exact name of registrant as specified in its charter)

NEVADA(State or other jurisdiction of incorporation or organization)

 PO Box 309, Ugland House

South Church Street

George Town

Grand Cayman

KY1-1104

Cayman Islands

(Address of principal executive offices, including zip code.)

1-876-775-6074(Registrant’s telephone number, including area code)

N/A

(former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: December 17, 2012, the registrant had 341,300,300 shares issued and outstanding.

Xumanii, Inc.

FORM 10-Q

October 31, 2012

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

SIGNATURES

EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

Xumanii, Inc.

(formerly Medora Corp.)(A Development Stage Company)

October 31, 2012

Xumanii, Inc. (formerly Medora Corp.) (A Development Stage Company) BALANCE SHEETS (Unaudited)

	October 31, 2012	July 31, 2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$114,944	$8,725
Prepaid expenses	27,392	-
TOTAL CURRENT ASSETS	142,336	8,725

Equipment, net of Accumulated Depreciation	55,174	14,955
TOTAL ASSETS	$197,510	$23,680
LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$11,780	$5,517
Related party payable	42,242	41,850
Loan payable	600,100	200,100
TOTAL CURRENT LIABILITIES	654,122	247,467
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock $0.00001 par value 100,000,000 authorized
no shares issued and outstanding	-	-
Common stock $0.00001 par value 450,000,000 authorized
341,300,300 shares issued and outstanding	3,413	3,413
Additional paid-in capital	46,730	37,563
Deficit accumulated during development stage	(506,755)	(264,763)
TOTAL STOCKHOLDERS' DEFICIT	(456,612)	(223,787)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$197,510	$23,680

The accompanying notes are an integral part of these financial statements.

Xumanii, Inc. (formerly Medora Corp.) (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months ended	For the Three Months ended	For the Period from May 6, 2010 (inception)
	October 31, 2012	October 31, 2011	to October 31, 2012

OPERATING EXPENSES
General and administrative expenses	$ 155,339	$ 221	$216,656
Depreciation expense	2,552	-	3,052
Consulting	60,404	10,200	224,428
Legal and accounting	13,680	5,000	50,052
Transfer agent fees	850	-	3,400
Total Operating Expenses	232,825	15,421	497,588
Interest expense	9,167	-	9,167
NET LOSS	$(241,992)	$(15,421)	$(506,755)

Weighted average common shares outstanding - basic and diluted	341,300,300	341,300,300

Net loss per common share-basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Xumanii, Inc. (formerly Medora Corp.) (A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months ended	For the Three Months ended		For the Period from May 6, 2010 (Inception)
	October 31, 2012	October 31,2011		October 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(241,992)	$(15,421)	$	$ (506,755)
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation expense	2,552	-		3,052
Imputed interest	9,167	-		9,167
Changes in operating assets and liabilities:
Prepaid expense	(27,392)	-		(27,392)
Accounts payable and accrued expenses	6,263	2,449		11,780

NET CASH USED IN OPERATING ACTIVITIES	(251,402)	(12,972)		(510,148)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(42,771)	-		(58,226)
NET CASH USED IN INVESTING ACTIVITIES	(42,771)	-		(58,226)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on debt	400,000	-		600,100
Related party advances	392	14,560		42,242
Proceeds from issuance of common stock,
net of issuance costs	-	-		40,976
NET CASH PROVIDED BY FINANCING ACTIVITIES	400,392	14,560		683,318
Increasein Cash and Cash Equivalents	106,219	1,588		114,944
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,725	45		-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$114,944	$1,633		$114,944
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Xumanii, Inc.

(formerly Medora Corp.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Xumanii, Inc. (the “Company” or “Xumanii”) was incorporated in Nevada on May 6, 2010 for the purpose of engaging in ecommerce through the Company’s planned website, which will be a group coupon buying website.

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

The Company has adopted and implemented a new business plan, effective September 7, 2012.Our business plan is to broadcast live events in HD from multiple cameras, wirelessly, with an extremely low production cost. Xumanii will allow content to be broadcasted as a Pay-Per-View model, generating revenues from consumers directly or as a “FREE” content model, generating revenues from advertisement, product placements and sponsorship.

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

During the three months ended October 31, 2012, the Company acquired certain office equipment and computers totaled $42,771 and recorded depreciation expense of $2,552 using a useful life of three years.

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

Subsequent Events

The Company has evaluated all transactions from October 31, 2012 through the financial statement issuance date for subsequent event disclosure consideration.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Xumaniiwill continue to meet its obligations and continue its operations for the next twelve months. As of October 31, 2012, the Company has an accumulated deficit of $506,755, limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs for the next twelve month period. The Company’s sole officer and director is unwilling to loan or advance any additional capital to the Company, except for the costs associated with the preparation and filing of reports with the Securities and Exchange Commission (“SEC”). These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of Xumanii as a going concern is dependent upon financial support from its stockholders, the ability of Xumanii to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Xumanii be unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

As of October 31, 2012, the Company had a payable to the Company’s former president, Mr. Craig McKenzie, in the amount of $42,242 that was used for payment of expenses on behalf of the Company.  These amounts were loaned to the Company in December 2010, April and August 2011 and January 2012and March of 2012.  The amount is due on demand and has no terms of repayment, is unsecured, and bears no interest.

NOTE 4 – LOAN PAYABLE

During the three months ended October 31, 2012, the Company received an additional $400,000 from an unrelated third party. This advance is non-interest bearing, unsecured, and has no fixed terms of repayment. With the $200,100 third party interest free loan received in June 2012, the Company has loan payable of $600,100 outstanding as of October 31, 2012.  The Company recorded imputed interest of $9,167 during the three months ended October 31, 2012.

NOTE 5–EQUITY TRANSACTIONS

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

The Company has adopted and implemented a new Business Plan. ”.  The Company's name and trading symbol were subsequently changed from Medora Corp. and MORA effective September 7, 2012 to Xumanii and XUII respectively.

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

To meet our need for cash, we have raised $599,960 in loans from third parties and $140 from our president and related party advances of $42,242. We cannot guarantee that since we have adopted and implemented a new business plan and have begun operations that we will stay in business after twelve months. If we are unable to secure enough broadcasts of performance artists and or business products or services to advertize at suitably low pricing or enough registered members willing to buy the products at the price we have negotiated with our businesses, we may quickly use up our current cash and will need to find alternative sources, such as a second public offering, or a private placement of securities in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than from the loans that have been received. If we need additional cash and cannot raise it, we may either have to suspend operations until we do raise the cash, or cease operations entirely. If we need more money, we will have to revert to obtaining additional funds as described above. Other than as described above, currently we have no other financing plans.

                                                                             5

Plan of Operation

Our business plan for Xumanii is to broadcast live events in HD from multiple cameras, wirelessly, with an extremely low production cost. Xumanii will allow content to be broadcasted as a Pay-Per-View model, generating revenues from consumers directly or as a “FREE” content model, generating revenues from advertisement, product placements and sponsorship.

A material challenge to our business operations has been getting enough registered members. In order to achieve this goal we have to create incentives for our registered members to inform others of the broadcasts on our website. We will encourage our registered members to share news about the broadcasts through email, Facebook, and Twitter, and other social media websites. If we are unable togetnew subscribers or fail to generate enough traffic to our website  it may have a material impact on our revenues or income or may result in our liquidity decreasing.

We plan to implement our business operations by finding performance artists, or other businesses that are willing to broadcast and or advertize in order to spread to existing members andnew registered members. To date we have had good success in finding artists that are willing to broadcast live performances, and we have had some success in obtaining registered members. To date we have 471 registered members.

To better manage our payment processing we have selected Paypal to facilitate our online transactions.

In both a growing and shrinking economy we anticipate that performance artists will use our website as a marketing tool and to generate income from repeat customers on a Pay Per view Format.  Additionally, registered members will likely prefer to receive notification as to upcoming performances.

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

To date we have received a total of $599,960 in loans from third parties and $140 from our President.

Currently, do not have any future arrangements or commitments in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

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

To become profitable and competitive, we have to locate and negotiate agreements with established performance artists and or businesses to enable us to offer these venues to our clientele.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to our existing stockholders.

We anticipate that we will need to meet our ongoing cash requirements through the generation of revenue or equity and/or debt financing.  We estimate that our expenditures over the next 12 months as of October 31, 2012, will be approximately $1,385,997as described in the table and chart below.  These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Type	Amount	Percent
Salaries	535,023.18	38.60%
Professional services (IT development)	291,744.39	21.05%
Equipment(purchase)	45,975.61	3.32%
Professional services (lawyers & accountant)	81,500.00	5.88%
Professional services (Biz Dev)	120,000.00	8.66%
Office, rent and expenses(phone, etc)	126,645.60	9.14%
Travel expense for employees	73,111.26	5.27%
Government Fees	15,078.00	1.09%
Event production fees	28,251.08	2.04%
Business Development fees	21,228.30	1.53%
Servers & Bandwidth	36,000.00	2.60%
Bank fees & interest	7,040.53	0.51%
Administration	2,296.02	0.17%
Event Publicity and promotion	2,103.32	0.15%
Total	1,385,997.28	100.00%

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

If we are not able to raise the full $1,385,997 to fully implement our business plan for the next year as anticipated, we will scale our business development in line with available capital.  Our primary priority will be to retain our reporting status with the SEC which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses.  Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on market awareness, and servicing costs as well as marketing and advertising to social media marketing websites.  We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

If we are able to raise the required funds we will fully implement our business plan. If we are not able to raise all required funds, we will prioritize our corporate activities.

Results of Operations

From Inception on May 6, 2010 to October 31, 2012

During the period from May 6, 2010 (inception) to October 31, 2012, we incorporated the company, hired the auditor, and hired the attorney for the preparation of our registration statement. We have prepared an internal business plan, and have continued to develop our website.

Our net loss since inception is $506,755 as a result of incurring expenses of $224,428 for consulting fees, $50,052 for legal and accounting fees, $3,400, for transfer agent fees and $219,708 for other general and administrative expenses. At inception, we sold 192,500,000 shares of common stock to our former sole officer and director, Dr. Jehovan Owayne Fairclough for approximately $7,025. On June 10, 2010, Dr. Fairclough appointed Craig McKenzie as his replacement by way of board resolution as the president, chief executive officer, chief financial officer, treasurer, secretary and sole member of the board of directors. On June 10, 2010, Dr. Jehovan Fairclough resigned as the president, chief executive officer, chief financial officer, treasurer, secretary and sole member of the board of directors and sold to Craig McKenzie his 192,500,000 shares of common stock for $7,025 in a private transaction.

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

During the period from May 6, 2010 (inception) to October 31, 2012, we sold 148,800,300 shares of our common stock for $33,951 to forty-two (42) investors.

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

To date we have received a total of $599,960 in advances from third parties and $140 from our President in order to implement our new business plan.

Lack of Revenues

We have limited operational history. From our inception on May 6, 2010 to October 31, 2012, we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

For the period from May 6, 2010 (inception) to October 31, 2012, our expenses were as follows:

Type of Expense	($)
General and administrative	219,708
Consulting	224,428
Professional fees	53,452

During the period from May 6, 2010 (inception) to October 31, 2012 our total expenses were $497,588.

Net Loss

For the period from May 6, 2010 (inception) to October 31, 2012, we incurred a net loss of $506,755.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

As of October 31, 2012, our total assets were $197,510 comprised of cash in the amount of $114,944, prepaid expenses of $27,392, and equipment of $55,174. Our total liabilities were $654,122 comprised of a related party payable of $42,242, accounts payable of $11,780 and loans of $600,100.

To date, we have borrowed $42,242 from our former President, Craig McKenzie, $599,960 from an unrelated third party and $140 from our President, to pay for our ongoing operations and our regulatory reporting obligations. The loans are non-interest bearing, unsecured and due upon demand.

We anticipate that we will meet our ongoing cash requirements through the generation of revenue and equity or debt financing.  We estimate that our expenditures over the next 12 months as of October 31, 2012, will be approximately $1,385,997. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

If we are not able to raise the amount needed to fully implement our business plan as anticipated, we will scale our business development in line with available capital.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of December, 2012.

XUMANII, Inc.

BY:    /s/Alexandre Frigon

           Alexandre Frigon, President, Principal Executive Officer, Treasurer, Principal Financial Officer,  Principal Accounting Officer and sole Director