Form 10-Q
period 2013-01-31
Xumanii, Inc.
filed 2013-03-19
CIK 1499274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED January 31, 2013

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

N/A

(former name, former address and formerfiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:March 18, 2013, the registrant had 341,300,300common shares issued and outstanding.

Xumanii, Inc.

FORM 10-Q

January 31, 2013

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

SIGNATURES

EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

Xumanii, Inc.

(formerly Medora Corp.)(A Development Stage Company)

January 31, 2013

Xumanii, Inc. (formerly Medora Corp.) (A Development Stage Company) BALANCE SHEETS (Unaudited)

	January 31,	July 31,
	2013	2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 7,029	$ 8,725
Prepaid expense	15,047	–

TOTAL CURRENT ASSETS	22,076	8,725

Equipment, net of accumulated depreciation	58,770	14,955

TOTAL ASSETS	$ 80,846	$23,680

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Accounts payable and accrued liabilities	$ 24,269	$ 5,517
Related party payable	8,194	41,850
Loans payable	943,062	200,100

TOTAL LIABILITIES	975,525	247,467

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT

Preferred stock, $0.00001 par value 100,000,000 authorized no shares issued and outstanding	–	–

Common stock, $0.00001par value 100,000,000 authorized 341,300,300 shares issued and outstanding	3,413	3,413

Additional paid-in capital	58,248	37,363

Deficit accumulated during the development stage	(956,340)	(264,763)

TOTAL SHAREHOLDERS’ DEFICIT	(894,679)	(223,787)

TOTAL LIABILITES AND SHAREHOLDERS’ DEFICIT	$80,846	$ 17,414

The accompanying notes are an integral part of these financial statements.

Xumanii, Inc. (formerly Medora Corp.) (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)

	For the	For the	For the	For the	For the Period From
	Three Months	Three Months	Six Months	Six Months	December 8, 2009
	Ended	Ended	Ended	Ended	(Date of Inception)
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012	To January 31, 2013
OPERATING EXPENSES

General and administrative	$ 348,835	$ –	$ 504,174	$ 65	$ 565,491
Depreciation expense	4,517	–	7,069	–	7,569
Consulting	58,173	5,490	118,577	15,690	282,601
Legal and accounting	24,057	3,343	37,737	8,400	74,109
Transfer agent fees	110	–	960	100	3,510

Total Operating Expenses	435,692	8,833	668,517	24,254	933,280

Interest expense	13,893	–	23,060	14	23,060

NET LOSS	$ (449,585)	$ (8,833)	$ (691,577)	$ (24,255)	$ (956,340)

Weighted average common shares outstanding – basic and diluted	341,300,300	341,300,300	341,300,300	341,300,300

Net loss per common share – basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

Xumanii, Inc. (formerly Medora Corp.) (A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)

	Six months Ended	Six months Ended	For the Period From May 6,2010 (inception) to
	January 31, 2013	January 31, 2012	January 31, 2013

CASH FLOWS FROM OPERATING ACTIVITES

Net loss	$ (691,577)	$ (24,255)	$ (956,340)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation expense	7,069	–	7,569
Imputed interest	20,685	–	20,685

Changes in operating assets and liabilities:
Prepaid expenses	(15,047)	–	(15,047)
Accounts payable and accrued liabilities	18,752	(1,070)	24,269

NET CASH USED IN OPERATING ACTIVITIES	(660,118)	(25,325)	(918,864)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for purchase of fixed assets	(50,884)	–	(66,339)

NET CASH USED IN INVESTING ACTIVITIES	(50,884)	–	(66,339)

CASH FLOWS FROM FINANCING ACTIVITES

Proceeds from borrowings on loans	742,962	–	943,062
Related party advances	(33,656)	25,550	8,194
Proceeds from issuance of common stock net of issuance costs	–	–	40,976

NET CASH PROVIDED BY FINANCING ACTIVITIES	709,306	25,550	992,232

Increase (decrease) in Cashand Cash Equivalents	(1,696)	225	7,029

CASH– BEGINNING PERIOD	8,725	45	–

CASH–END OF PERIOD	$ 7,029	$ 270	$ 7,029

Supplementary Information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

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

On October 4,2012, the sole Director and the majority shareholder of the Company have approved and consented in writing in lieu of a special meeting of the Board of Directors and a special meeting of the Stockholders to the following actions:

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

Basis of Presentation

The accompanying unaudited interim financial statements of  the Companyhave been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Xumanii’s Annual Report filed with the SEC on Form 10-K for the year ended July 31, 2012.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported in the Form 10-K have been omitted.

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

Basic and Diluted Earnings (Loss) Per Common Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For all periods presented, there were no potentially dilutive securities outstanding

Cash and Cash Equivalents

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

During the six months ended January 31, 2013, the Company acquired certain office equipment and computers totaled $50,884and recorded depreciation expense of $7,069using a useful life of three years.

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

Subsequent Events

The Company has evaluated all transactions from January 31, 2013 through the financial statement issuance date for subsequent event disclosure consideration.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Xumaniiwill continue to meet its obligations and continue its operations for the next twelve months. As of January 31, 2013, the Company has an accumulated deficit of $956,340, limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs for the next twelve month period. The Company’s sole officer and director is unwilling to loan or advance any additional capital to the Company, except for the costs associated with the preparation and filing of reports with the Securities and Exchange Commission (“SEC”). These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of Xumanii as a going concern is dependent upon financial support from its stockholders, the ability of Xumanii to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realizationvalue may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts andclassification of liabilities that might be necessary should Xumanii be unable to continue as a going concern.

NOTE 4 – LOANS PAYABLE

As of January 31, 2013, the Company had the following loans outstanding:

$300,820 loan from an unrelated party, non-interest bearing, unsecured and due on demand.

$642,242 loan from an unrelated party, bears interest of 5% per annum, unsecured, and due on December 31, 2013.

The Company recorded imputed interest of $20,685 during the six months ended January 31, 2013.

NOTE 5–EQUITY TRANSACTIONS

On October 4, 2012, the sole Board of Director and the majority shareholder of the Company approved and consented in writing in lieu of a special meeting of the Board of Directors and a special meeting of the Stockholders to the following action:

The approval of a 5.5-for-1 forward stock split of the issued and outstanding shares of the Company’s Common Stock, bringing the total issued and outstanding Common shares from 62,054,600 to 341,300,300.The Company’s financial statements have been retroactively restated to incorporate the effect of the forward split.

During December 2012 Company amended the employment agreement with the Company’s           President to include 2,000,000 shares of Series A Preferred Stock as his compensation.  These

Shares have not been issued by the Company yet.  These Preferred shares will be valued at their fair value when the Company is ready to issue the shares.

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

To meet our need for cash, we have raised $943,062in loans from third parties and $8,194 from a related party, ~~W~~ we also raised $40,796 by selling the Company’s common stock. We cannot guarantee that since we have adopted and implemented a new business plan and have begun operations that we will stay in business after twelve months. If we are unable to secure enough broadcasts of performance artists and or business products or services to advertize at suitably low pricing or enough registered members willing to buy the products at the price we have negotiated with our businesses, we may quickly use up our current cash and will need to find alternative sources, such as a second public offering, or a private placement of securities in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than from the loans that have been received. If we need additional cash and cannot raise it, we may either have to suspend operations until we do raise the cash, or cease operations entirely. If we need more money, we will have to revert to obtaining additional funds as described above. Other than as described above, currently we have no other financing plans.

Plan of Operation

Our business plan for Xumanii is to broadcast live events in HDfrom multiple cameras, wirelessly, with an extremely low production cost. Xumanii will allow content to be broadcasted as a Pay-Per-View model, generating revenues from consumers directly or as a “FREE” content model, generating revenues from advertisement, product placements and sponsorship.

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

To date we have received a total of $943,062 in loans from third parties and $8,194 from a related party.

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

                                                                        6

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

We anticipate that we will needto meet our ongoing cash requirements through the generation of revenue or equity and/or debt financing.  We estimate that our expenditures over the next 12 months as of

January 31, 2013, will be approximately $1,385,997as described in the table and chart below.  These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Type	Amount	Percent
Salaries	535,023	38.60%
Professional services (IT development)	291,744	21.05%
Equipment(purchase)	45,976	3.32%
Professional services (lawyers & accountant)	81,500	5.88%
Professional services (Biz Dev)	120,000	8.66%
Office, rent and expenses(phone, etc)	126,646	9.14%
Travel expense for employees	73,111	5.27%
Government Fees	15,078	1.09%
Event production fees	28,251	2.04%
Business Development fees	21,228	1.53%
Servers & Bandwidth	36,000	2.60%
Bank fees & interest	7,041	0.51%
Administration	2,296	0.17%
Event Publicity and promotion	2,103	0.15%
Total	1,385,997	100.00%

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

Results of Operations

From Inception on May 6, 2010 to January 31, 2013

During the period from May 6, 2010 (inception) to January 31, 2013, we incorporated the company, hired the auditor, and hired the attorney for the preparation of our registration statement. We have prepared an internal business plan. We have reserved the domain name www.medoracorp.com and www.grabbittoday.com and they have been designed and uploaded.

Our net loss since inception is $956,340as a result of incurring expenses of $282,601for consulting fees, $74,109for legal and accounting fees, $3,510, for transfer agent fees and $573,060for other general and administrative expenses.At inception, we sold 192,500,000 shares of common stock to our former sole officer and director, Dr. Jehovan Owayne Fairclough for approximately $7,025. On June 10, 2010, Dr. Fairclough appointed Craig McKenzie as his replacement by way of board resolution as the president, chief executive officer, chief financial officer, treasurer, secretary and sole member of the board of directors. On June 10, 2010, Dr. Jehovan Fairclough resigned as the president, chief executive officer, chief financial officer, treasurer, secretary and sole member of the board of directors and sold to Craig McKenzie his 192,500,000 shares of common stock for $7,025 in a private transaction.

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

During the period from May 6, 2010 (inception) to January 31, 2013, we sold 148,800,300 shares of our common stock for $33,951 to forty-two (42) investors.

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

To date we have received a total of $943,062 in advances from third parties and $8,194 from a related partyin order to implement our new business plan.

Lack of Revenues

We have limited operational history. From our inception on May 6, 2010 to January 31, 2013, we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

For the period from May 6, 2010 (inception) to January 31, 2013, our expenses were as follows:

Type of Expense	($)
General and administrative	573,060
Consulting	282,601
Professional fees	77,619
Total	933,280

Net Loss

For the period from May 6, 2010 (inception) to January 31, 2013, we incurred a net loss of $956,340.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

As of January 31, 2013, our total assets were $80,846comprised of cash in the amount of $7,029, prepaid expenses of $15,047, and equipment of $58,770.Our total liabilities were $975,525 comprised of a related party payable of $8,194, accounts payable of $24,269 and loans of $943,062.

To date, we have borrowed $943,062from an unrelated third party and $8,194from a related party, to pay for our ongoing operations and our regulatory reporting obligations,$642,242 of theloans bear an interest rate of 5% per annum and  loans of $300,820are non-interest bearing, unsecured and due upon demand.

We anticipate that we will meet our ongoing cash requirements through the generation of revenue and equity or debt financing.  We estimate that our expenditures over the next 12 months as of January 31, 2013 will be approximately $1,385,997.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of March, 2012.

XUMANII, Inc.

BY:    /s/ Alexandre Frigon            Alexandre Frigon, President, Principal Executive Officer, Treasurer, Principal Financial Officer,  Principal Accounting Officer and sole Director