Form 10-Q/A
period 2012-10-31
Xumanii, Inc.
filed 2013-06-04
CIK 1499274

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

305-600-0732

(Registrant’s telephone number, including area code)

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of June 2013

XUMANII, Inc.

BY:    /s/Alexandre Frigon

           Alexandre Frigon, President, Principal Executive Officer, Treasurer, Principal Financial Officer,  Principal Accounting Officer and sole Director