Form 10-Q/A
period 2013-01-31
Xumanii, Inc.
filed 2013-06-04
CIK 1499274

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

305-600-0732(Registrant’s telephone number, including area code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: March 18, 2013, the registrant had 341,300,300 common shares issued and outstanding.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of June, 2013.

XUMANII, Inc.

BY:    /s/ Alexandre Frigon            Alexandre Frigon, President, Principal Executive Officer, Treasurer, Principal Financial Officer,  Principal Accounting Officer and sole Director