Form 10-Q
period 2013-04-30
Xumanii, Inc.
filed 2013-06-14
CIK 1499274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED April 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES []  NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: June 14, 2013, the registrant had 341,300,300 common shares issued and outstanding.

Xumanii, Inc.

FORM 10-Q

April 30, 2013

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

SIGNATURES

EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Xumanii, Inc.

(formerly Medora Corp.)
(A Development Stage Company)

April 30, 2013

Xumanii, Inc. (formerly Medora Corp.) (A Development Stage Company) BALANCE SHEETS (Unaudited)

	April 30,	July 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,965	$8,725
Prepaid expense	12,276	-
TOTAL CURRENT ASSETS	18,241	8,725
Equipment, net of accumulated depreciation	53,904	14,955

TOTAL ASSETS	$72,145	$23,680

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$180,113	$5,517
Related party payable	44,748	41,850
Loans payable	1,043,062	200,100
TOTAL LIABILITIES	1,267,923	247,467
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock $0.00001 par value 100,000,000 authorized
no shares issued and outstanding	-	-
Common stock $0.00001 par value 450,000,000 authorized
341,300,300 shares issued and outstanding	3,413	3,413
Additional paid-in capital	64,354	37,563
Deficit accumulated during the development stage	(1,263,545)	(264,763)

TOTAL STOCKHOLDERS' DEFICIT	(1,195,778)	(223,787)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$72,145	$23,680

The accompanying notes are an integral part of these financial statements.

Xumanii, Inc. (formerly Medora Corp.) (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)
					For the Period
					From May 6, 2010
	For the Three Months Ended		For the Nine Months Ended		(Inception)
	April 30, 2013	April 30, 2012	April 30, 2013	April 30, 2012	to April 30, 2013

OPERATING EXPENSES
General and administrative expenses	$263,781	$-	$767,956	$64	$829,272
Depreciation expenses	5,417	-	12,486	-	12,986
Consulting	18,770	1,487	137,346	17,177	301,371
Legal and accounting	5,300	1,850	43,037	10,250	79,409
Transfer agent fees	-	25	960	125	3,510
Total Operating Expenses	293,268	3,362	961,785	27,616	1,226,548

Interest expense	13,937	-	36,997	-	36,997
NET LOSS	$(307,205)	$(3,362)	$(998,782)	$(27,616)	$(1,263,545)

Weighted average common shares outstanding - basic and diluted	341,300,300	341,300,300	341,300,300	341,300,300

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Xumanii, Inc. (formerly Medora Corp.) (A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)
			For the Period
			From May 6, 2010
	Nine Months Ended	Nine Months Ended	(Inception) to
	April 30,	April 30,	April 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(998,782)	$(27,616)	$(1,263,545)
Adjustments to reconcile net losses to net cash used
in operating activities
Depreciation expenses	12,486	-	12,986
Imputed interest	26,791	-	26,791
Changes in operating assets and liabilities
Prepaid expenses	(12,276)	-	(12,276)
Accounts payable and accrued liabilities	174,596	441	180,113
Related party payable	-	-	-
NET CASH USED IN OPERATING ACTIVITIES	(797,185)	(27,175)	(1,055,931)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(51,435)	-	(66,890)
NET CASH USED IN INVESTING ACTIVITIES	(51,435)	-	(66,890)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on loans	842,962	-	1,043,062
Related party advances	2,898	27,400	44,748
Proceeds of issuance of common stock, net of issuance costs	-	-	40,976
NET CASH PROVIDED BY FINANCING ACTIVITIES	845,860	27,400	1,128,786
Increase (decrease) in Cash and Cash Equivalents	(2,760)	225	5,965
CASH, BEGINNING OF PERIOD	8,725	45	-

CASH, END OF PERIOD	$5,965	$270	$5,965
Supplementary Information
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

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

On October 4, 2012, the sole Director and the majority shareholder of the Company have approved and consented in writing in lieu of a special meeting of the Board of Directors and a special meeting of the Stockholders to the following actions:

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

The Company has adopted and implemented a new business plan, effective September 7, 2012. Our business plan is to broadcast live events in HD from multiple cameras, wirelessly, with an extremely low production cost. Xumanii will allow content to be broadcasted as a Pay-Per-View model, generating revenues from consumers directly or as a “FREE” content model, generating revenues from advertisement, product placements and sponsorship.

Basis of Presentation

The accompanying unaudited interim financial statements of  the Companyhave been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Xumanii’s Annual Report filed with the SEC on Form 10-K for the year ended July 31, 2012.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported in the Form 10-K have been omitted

                                                                                F-4

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

During the nine months ended April 30, 2013, the Company acquired certain office equipment and computers totaled $51,435 and recorded depreciation expense of $12,486 using a useful life of three years.

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

                                                                     F-5

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Xumaniiwill continue to meet its obligations and continue its operations for the next twelve months. As of April 30, 2013, the Company has an accumulated deficit of $1,263,545, limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs for the next twelve month period. The Company’s sole officer and director is unwilling to loan or advance any additional capital to the Company, except for the costs associated with the preparation and filing of reports with the Securities and Exchange Commission (“SEC”). These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of Xumanii as a going concern is dependent upon financial support from its stockholders, the ability of Xumanii to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Xumanii be unable to continue as a going concern.

NOTE 3 – LOANS PAYABLE

As of April 30, 2013, the Company had the following loans outstanding:

$400,820 loan from an unrelated party, non-interest bearing, unsecured and due on demand.

$642,242 loan from an unrelated party, bears interest of 5% per annum, unsecured, and due on December 31, 2013.

The Company recorded imputed interest of $26,791during the nine months ended April 30, 2013.

NOTE 4 – EQUITY TRANSACTIONS

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

During December, 2012 Company amended the employment agreement with the Company’s President to include 2,000,000 shares of Series A Preferred Stock as his compensation.  These shares have not been issued by the Company yet.  These Preferred shares will be valued at their fair value when the Company is ready to issue the shares.

NOTE 5 – SUBSEQUENT EVENTS

On May 2, 2013, the Company entered into an exclusive license agreement with Alex Frigon for certain intellectual property. The license agreement is for 25 years and the consideration is for Company to pay $10,000 annually over the life of the agreement.

On May 10, 2013, the Company entered into an employment agreement with Kimberly Allen as the Company's Chief Marketing Officer for a term of 2 years.  The Company agreed to pay a salary of $70,000 per year. The employee will also receive 500,000 shares of the Company’s Class B preferred stock, 100,000 shares is to be issued upon signing of agreement and 100,000 shares on each subsequent 6 month period until 500,000 shares are issued.

On May 13, 2013, the Company entered into a 2 year consulting agreement with John E. Johnson. The Company agreed to pay $5,000 per month and 1,500,000 shares of the Company’s Class B preferred stock, 500,000 shares is to be issued on execution of the agreement and 250,000 shares on every 6 months until the 1,500,000 shares are issued.

On May 20, 2013, the Company entered into a consulting agreement with Roe Williams to negotiate live broadcasts with the Company's corporate clients for a term of 2 years. The Company agreed to pay $5,000 per month until the Consultant brings the Company $100K net in sponsorship and advertisement revenues. After which the consultant will receive $10,000 per month for the remaining term of the agreement.  The Consultant will also receive 750,000 shares of the Company’s Class B preferred Stock, 281,252 shares to be issued upon signing and 117,187 shares on each subsequent 6 month period.  The Consultant will also receive a performance bonus of an additional 750,000 shares of the Company’s Class B Preferred Stock for each $500,000 net the consultant brings the Company in sponsorship every 6 months.

On May 21, 2013, the Company entered into consulting agreements with Sabrian Sledge. The agreement provides the consultant to negotiate live events with the artist Lil Wayne for 2 years exclusive endorsement of the Company in regards to live streaming broadcasting by Lil Wayne for 2 concerts. The Company agreed to pay $250,000, $50,000 upon signature of the Definitive Agreement between the Company and Lil Wayne and $50,000 on each subsequent 6 month period after the date that the Definitive agreement with Lil Wayne is signed until $250,000 is paid. The consultant will also receive 5,000,000 shares of common stock, 2,500,000 shares upon signing the Definitive Agreement between the Company and Lil Wayne and 625,000 shares on each subsequent 6 month period until 5,000,000 shares are issued.

On June 1, 2013, the Company entered into a consulting agreement with Omar Thiam for a term of two years to negotiate live broadcast events.  The Company agreed to pay 750,000 shares of class B preferred stock, 187,500 shares upon signing of agreement and 187,500 on each subsequent 6 month period until all shares have been issued.

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

To meet our need for cash, we have raised $1,043,062 in loans from third parties and $44,748 from a related party. We cannot guarantee that since we have adopted and implemented a new business plan and have begun operations that we will stay in business after twelve months. If we are unable to secure enough broadcasts of performance artists and or business products or services to advertize at suitably low pricing or enough registered members willing to buy the products at the price we have negotiated with our businesses, we may quickly use up our current cash and will need to find alternative sources, such as a second public offering, or a private placement of securities in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than from the loans that have been received. If we need additional cash and cannot raise it, we may either have to suspend operations until we do raise the cash, or cease operations entirely. If we need more money, we will have to revert to obtaining additional funds as described above. Other than as described above, currently we              have no other financing plans.

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

We plan to implement our business operations by finding performance artists, or other businesses that are willing to broadcast and or advertize in order to spread to existing members and new registered members. To date we have had good success in finding artists that are willing to broadcast live performances, and we have had some success in obtaining registered members. To date we have in excess 11,000 registered members.

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

To date we have received a total of $ 1,043,062 in loans from third parties and $44,748 from a related party.

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

We anticipate that we will need to meet our ongoing cash requirements through the generation of revenue or equity and/or debt financing.  We estimate that our expenditures over the next 12 months as of

April 30, 2013, will be approximately $1,385,997 as described in the table and chart below.  These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

Results of Operations

From Inception on May 6, 2010 to April 30, 2013

During the period from May 6, 2010 (inception) to April 30, 2013, we incorporated the company, hired the auditor, and hired the attorney for the preparation of our registration statement. We have prepared an internal business plan. We have reserved the domain name www.medoracorp.com and www.grabbittoday.com and they have been designed and uploaded.

Our net loss since inception is $1,263,545 as a result of incurring expenses of $301,371 for consulting fees, $79,409 for legal and accounting fees, $3,510, for transfer agent fees and $842,258 for other general and administrative expenses. At inception, we sold 192,500,000 shares of common stock to our former sole officer and director, Dr. Jehovan Owayne Fairclough for approximately $7,025. On June 10, 2010, Dr. Fairclough appointed Craig McKenzie as his replacement by way of board resolution as the president, chief executive officer, chief financial officer, treasurer, secretary and sole member of the board of directors. On June 10, 2010, Dr. Jehovan Fairclough resigned as the president, chief executive officer, chief financial officer, treasurer, secretary and sole member of the board of directors and sold to Craig McKenzie his 192,500,000 shares of common stock for $7,025 in a private transaction.

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

During the period from May 6, 2010 (inception) to April 30, 2013, we sold 148,800,300 shares of our common stock for $33,951 to forty-two (42) investors.

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

To date we have received a total of $1,043,062 in loans from third parties and $44,748 in advances from a related party in order to implement our new business plan.

Lack of Revenues

We have limited operational history. From our inception on May 6, 2010 to April 30, 2013, we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

For the period from May 6, 2010 (inception) to April 30, 2013, our expenses were as follows:

Type of Expense	($)
General and administrative	845,768
Consulting	301,371
Professional fees	79,409
Interest expense	36,997
Total	1,263,545

Net Loss

For the period from May 6, 2010 (inception) to April 30, 2013, we incurred a net loss of $1,263,545.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

As of April 30, 2013, our total assets were $72,145 comprised of cash in the amount of $5,965, prepaid expenses of $12,276, and equipment of $53,904. Our total liabilities were $1,267,923 comprised of a related party payable of $44,748, accounts payable of $180,113 and third party loans of $1,043,062.

To date, we have borrowed $1,043,062 from an unrelated third party and $44,748 from a related party, to pay for our ongoing operations and our regulatory reporting obligations, $642,242 of the loans bear an interest rate of 5% per annum and $400,820 of the loans are non-interest bearing.  These loans are unsecured and due upon demand.

We anticipate that we will meet our ongoing cash requirements through the generation of revenue and equity or debt financing.  We estimate that our expenditures over the next 12 months as of April 30, 2013 will be approximately $1,386,000. This estimate may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of June, 2013.

XUMANII, Inc.

BY:    /s/ Alexandre Frigon
            Alexandre Frigon, President, Principal Executive Officer, Treasurer, Principal Financial Officer,  Principal Accounting Officer and sole Director