Form 10-K
period 2013-07-31
XUMANII INTERNATIONAL HOLDINGS CORP
filed 2013-10-29
CIK 1499274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended July 31 , 2013

OR

☐	TRANSITIOINAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transitional period from _____________ to ______________
Commission file number 333-169280

Xumanii International Holdings Corp.
(Exact name of registrant as specified in its charter)

NEVADA	90-0582397
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9550 South Eastern Ave. Suite 253-A86
Las Vegas, Nevada 89123
(Address of principal executive offices, including zip code.)

800-416-5934

(telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of exchange in which registered
None	None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:  Yes ☐ No ☒

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒  No ☐

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer  ☐  Accelerated filer    ☐
Non-accelerated filer      ☐   Smaller reporting company  ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter: July 31, 2013 is $2,439,000

As of October 29, 2013 the registrant had 271,610,552 shares issued and outstanding.

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Xumanii, International Holdings Corp (referred to as ‘Xumanii’). and its consolidated subsidiaries.  “SEC” refers to the Securities and Exchange Commission.

PART I

ITEM 1.          BUSINESS

General

We were incorporated in the State of Nevada on May 6, 2010.  We are a development stage corporation and have not yet generated or realized any revenues from our business operations.

We maintain our statutory registered agent’s office at Nevada Corporate Headquarter, 101 Convention Center Drive, Suite 700 Las Vegas, Nevada 89109 and our mailing address and business office is located at 9550 South Eastern Ave. Suite 253-A86 Las Vegas, NV 89123. Our telephone number is 800-416-5934.

The Company's name and trading symbol were changed from Medora Corp. and MORA effective September 7, 2012 to Xumanii, Inc. and XUII, respectively. Subsequently the name was changed to Xumanii International Holdings Corp.

Until September 30, 2013,  Xumanii was a platform that broadcasted live events in HD with a new technology that combines hardware and a software platform to broadcast from multiple cameras, wirelessly an event with an extremely low production cost.  The hardware enables any cameras to broadcast their image in HD to a laptop nearby where the Xumanii Broadcast Manager software, receives all images and enables an operator to create a “live editing” and broadcast an event on the Xumanii.com platform.  Xumanii allows content to be broadcasted as a Pay-Per-View model, generating revenues from consumers directly or as a “FREE” content model, generating revenues from advertisement, product placements and sponsorship.

The new business plan subsequent to the October 1 acquisition of Trakkers is related to RFID, other tracking technologies and other technologies. The company’s new website is www.imerjn.com.

ITEM 1A.       RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

Our business office is located at 9550 South Eastern Ave. Suite 253-A86 Las Vegas, NV 89123.

ITEM 3.          LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4.          MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock had been quoted on the OTC Bulletin Board since May 3, 2011 under the symbol “MORA.OB”.  Our name and trading symbol were subsequently changed effective September 7, 2012 to Xumanii, Inc. and XUII respectively. The name was later changed to Xumanii International Holdings Corp.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB for the quarterly periods indicated below based on our fiscal year end of July 31, 2013. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
First Quarter (August 1, 2012 – October31, 2012)	$0	$0
Second Quarter (November 1, 2012 – January 31, 2013)	$0.10	$.10
Third Quarter (February 1, 2013 – April 30, 2013)	$.10	$.10
Fourth Quarter (May 1, 2013 – July 31, 2013)	$.68	$.68

Holders

As of July 31, 2013, we had 5 shareholders of our common stock, and 15,000 beneficial shareholders.

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

Our auditors have raised substantial doubt as to our ability to continue as an on-going business for the next 12 months. We have not generated any revenue from the live event broadcasting. However, with the subsequent acquisition of Trakkers on October 1 there is over $1 million revenue on an annual basis and access to some cash flows from operations.

To meet our need for cash we have raised $1,503,590 in loans from third parties during the year 2013 and more funds subsequent to July 31, 2013. At the present time, we have not made any arrangements to raise additional cash, other than from the loans that have been received.

Plan of Operation

The new business plan subsequent to the October 1 acquisition of Trakkers is related to RFID, other tracking technologies and other technologies. The company’s new website is www.imerjn.com.

 Limited Operating History; Need for Additional Capital

We anticipate that we will need to meet our ongoing cash requirements through the generation of revenue or equity and/or debt financing.

Results of Operations

From Inception on May 6, 2010 to July 31, 2013

During the period from May 6, 2010 (inception) to July 31, 2013, we incorporated the company, hired the auditor, and hired the attorney for the preparation of our registration statement. We have prepared an internal business plan. Our net loss since inception is $1,791,325.

At inception, we sold 192,500,000 shares of common stock to our former sole officer and director, Dr. Jehovan Owayne Fairclough for approximately $7,025. On June 10, 2010,  Fairclough appointed Craig McKenzie as his replacement by way of board resolution as the president, chief executive officer, chief financial officer, treasurer, secretary and sole member of the board of directors. On June 10, 2010, Fairclough resigned as the president, chief executive officer, chief financial officer, treasurer, secretary and sole member of the board of directors and sold to Craig McKenzie his 192,500,000 shares of common stock for $7,025 in a private transaction.

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

During the period from May 6, 2010 (inception) to July 31, 2013, we sold 148,800,300 shares of our common stock for $33,951 to forty-two (42) investors.

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

Lack of Revenues

We have limited operational history. From our inception on May 6, 2010 to July 31, 2013, we did not generate any revenues.

Operating Expenses

Total operating expense, which included general and administrative expenses for our fiscal year ended July 31, 2013 were $1,526,562, compared to $215,761 during our fiscal year ended July 31, 2012, an increase of $1,310,801.  This increase included sign on bonuses and payroll expenses for employees employed during the current year, as well as increased legal and accounting fees relating to the change in plan of operations from prior year.

Net Loss

For the period from May 6, 2010 (inception) to July 31, 2013, we incurred a net loss of $1,791,325.

Liquidity and Capital Resources

As of July 31, 2013, our total assets were $103,227, comprised cash and fixed assets, and our total liabilities were $1,810,771, comprised of third-party loans and note payable of $1,761,191 and accounts payable of $49,580.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Xumanii, International Holdings Corp.
(formerly Xumanii, Inc.)
(Development Stage Company)
Las Vegas, Nevada

We have audited the accompanying balance sheets of Xumanii International Holdings Corp..(“Xumanii” or the “Company”) (Development Stage Company) as of July 31, 2013 and 2012, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended July 31, 2013 and 2012, and the period from May 6, 2010 (inception) to July 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Xumanii as of July 31, 2013 and 2012, and the results of its operations and its cash for the years ended July 31, 2013 and 2012 and the period from May 6, 2010 (inception) to July 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, as of July 31, 2013, the Company has an accumulated deficit, limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs for the next twelve-month period, which raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

October 29, 2013

Xumanii International Holdings Corp (formerly Xumanii, Inc.)
Balance Sheets
(a Development Stage Company)
As of July 31, 2013 and 2012

	July 31, 2013	July 31, 2012
ASSETS
Current assets
Cash	$38,170	$8,725
Prepaid expenses	12,276	-
Total current assets	50,446	8,725

Fixed assets, net	52,781	14,955

Total assets	$103,227	$23,680

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable & accrued liabilities	$49,580	$5,517
Advances from related parties	48,250	41,850
Loans payable	1,070,699	200,100
Note payable	642,242	-
Total current liabilities	1,810,771	247,467

Commitment and contingencies

Stockholders' deficit
Series A preferred stock, $0.00001 par value; 100,000,000 shares authorized;
zero share issued and outstanding	-	-
Series B preferred stock, $0.00001 par value; 100,000,000 shares authorized;
zero share issued and outstanding	-	-
Common stock, $0.00001 par value; 450,000,000 shares authorized;
271,610,552 and 341,300,300 shares issued and outstanding, respectively	2,716	3,413
Additional paid-in capital	81,065	37,563
Deficit accumulated during development stage	(1,791,325)	(264,763)
Total stockholders' deficit	(1,707,544)	(223,787)

Total liabilities and stockholders' deficit	$103,227	$23,680

The accompanying notes are an integral part of these financial statements.

Xumanii International Holdings Corp (formerly Xumanii, Inc.)
Statements of Operations
(a Development Stage Company)
For the Years Ended July 31, 2013 and 2012 and for the Period from May 6, 2010 (Inception) to July 31, 2013

			For the Period
	For the Year	For the Year	from May 6, 2010
	Ended July 31,	Ended July 31,	(inception) to
	2013	2012	July 31, 2013

Operating expenses:
General and administrative	$1,086,889	$58,459	$1,148,706
Consulting	181,229	142,427	345,253
Legal and accounting	196,644	14,750	233,016
Transfer agent fees	960	125	3,510
Total operating expenses	1,465,722	215,761	1,730,485

Other expense:
Interest expense	60,840	-	60,840

Net loss	$(1,526,562)	$(215,761)	$(1,791,325)

Weighted average common shares outstanding - basic and diluted	271,610,552	341,300,300

Net loss per common share - basic and diluted	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Xumanii International Holdings Corp (formerly Xumanii, Inc.)
Statement of Changes in Stockholders' Equity (Deficit)
(a Development Stage Company)
For the Period from May 6, 2010 (inception) to July 31, 2013

								Deficit
								Accumulated
							Additional	During the
	Preferred Stock A		Preferred Stock B		Common Stock		Paid-In	Development
	Shares	Par	Shares	Par	Shares	Par	Capital	Stage	Total

Balance – May 6, 2010 (inception)	-	$-	-	$-	192,500,000	$1,925	$5,100	$-	$7,025
Common stock issued for cash					77,252,632	773	20,296		21,069
Net loss								(4,110)	(4,110)

Balances – July 31, 2010	-	-	-	-	269,752,632	2,698	25,396	(4,110)	23,984
Common stock issued for cash					71,547,668	715	12,167		12,882
Net loss								(44,892)	(44,892)

Balances – July 31, 2011	-	-	-	-	341,300,300	3,413	37,563	(49,002)	(8,026)
Net loss								(215,761)	(215,761)

Balances – July 31, 2012	-	-	-	-	341,300,300	3,413	37,563	(264,763)	(223,787)
Imputed interest							42,805		42,805
Common stock cancellation					(69,689,748)	(697)	697		-
Net loss								(1,526,562)	(1,526,562)

Balances – July 31, 2013	-	$-	-	$-	271,610,552	$2,716	$81,065	$(1,791,325)	$(1,707,544)

The accompanying notes are an integral part of these financial statements.

Xumanii International Holdings Corp (formerly Xumanii, Inc.)
Statements of Cash Flows
(a Development Stage Company)
For the Years Ended July 31, 2013 and 2012 and for the Period from May 6, 2010 (Inception) to July 31, 2013

			For the Period
	For the Year	For the Year	from May 6, 2010
	Ended July 31,	Ended July 31,	(inception) to
	2013	2012	July 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,526,562)	$(215,761)	$(1,791,325)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation expense	19,242	500	19,742
Imputed interest	42,805	-	42,805
Changes in operating assets and liabilities:	-	-	-
Prepaid expenses	(12,276)	-	(12,276)
Accounts payable & accrued liabilities	44,063	(58)	49,580
Net cash used in operating activities of operations	(1,432,728)	(215,319)	(1,691,474)

CASH FLOW INVESTING ACTIVITIES
Purchase of fixed assets	(57,068)	(15,455)	(72,523)
Net cash used in investing activities	(57,068)	(15,455)	(72,523)

CASH FLOW FINANCING ACTIVITIES
Proceeds from issuance of common stock	-		40,976
Proceeds from loans payable	1,470,720	200,100	1,670,820
Proceeds from related party loans payable	110,982	-	110,982
Repayments on related party loans payable	(68,861)	-	(68,861)
Common stock issued for cash	-	-	-
Related party advances	6,400	39,354	48,250
Net cash provided by financing activities	1,519,241	239,454	1,802,167

NET CHANGE IN CASH	29,445	8,680	38,170
CASH AT BEGINNING OF PERIOD	8,725	45	-
CASH AT END OF PERIOD	$38,170	$8,725	$38,170

SUPPLEMENTAL INFORMATION:
Interest paid	$18,035	$-	$18,035
Income tax paid	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion from loans payable to note payable	$642,242	$-	$642,242

The accompanying notes are an integral part of these financial statements.

Xumanii, International Holdings Corp
(formerly Xumanii, Inc.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Xumanii International Holdings Corp. (the “Company” or “Xumanii”) (formerly Xumanii, Inc.).)(A Development Stage Company) was incorporated in Nevada on May 6, 2010.

On July 11, 2012, the sole Board of Director and the majority shareholder of the Company approved and consented in writing in lieu of a special meeting of the Board of Directors and a special meeting of the Stockholders to the following actions:

-	An amendment to the Company’s Articles of Incorporation to increase the number of shares of the authorized common stock from 100,000,000 to 450,000,000;

-	An amendment to the Company’s Articles of Incorporation to create 100,000,000 shares of “blank check” preferred stock; and

-	An amendment to the Company’s Articles of Incorporation to effect a change of the Company’s name from “Medora Corp.” to “Xumanii, Inc.” then to Xumanii International Holdings Corp in 2013.

In October 2013, the Company acquired Trakkers, LLC from Tesselon, LLC (an Inova company) for $2 million in preferred stock of Xumanii.
The new business plan subsequent to the October acquisition of Trakkers is related to RFID, other tracking technologies and other technologies. The Company’s new website is www.imerjn.com.

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

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed over the estimated useful lives of the related assets using the straight-line method for financial reporting purposes.

Expenditures for normal repairs and maintenance are charged to expense as incurred. Significant renewals and improvements are capitalized. The cost and related accumulated depreciation of assets retired or otherwise disposed of are eliminated from the accounts, and any resulting gain or loss is recognized in the year of disposal.

During the year ended July 31, 2013, the Company acquired certain office equipment and computers totaled $57,068 and recorded depreciation expense of $19,242 using a useful life of three years.

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

Subsequent Events

The Company has evaluated all transactions from July 31, 2013 through the financial statement issuance date for subsequent event disclosure consideration.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Xumanii will continue to meet its obligations and continue its operations for the next fiscal year. As of July 31, 2013, the Company has an accumulated deficit of $1,791,325, limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs for the next twelve month period. The Company’s sole officer and director is unwilling to loan or advance any additional capital to the Company, except for the costs associated with the preparation and filing of reports with the Securities and Exchange Commission (“SEC”). These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of Xumanii as a going concern is dependent upon financial support from its stockholders, the ability of Xumanii to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Xumanii be unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

As of July 31, 2013, there were $48,250 of related party advances.

As of July 31, 2012, the Company had a payable to the Company’s former president, Mr. Craig McKenzie, in the amount of $41,850 that was used for payment of expenses on behalf of the Company.  The amount has been paid off.

NOTE 4 – LOANS PAYABLE AND NOTE PAYABLE

To date, the Company received $1,670,820 from a third party. This includes a convertible note of $642,242, with an interest rate of 5%, is unsecured, and is due in December 2013. The remainder was an advance that did not have specific terms so $42,805 of  interest was imputed.  The note was considered for derivative and beneficial conversion features and no additional accounting treatment was required. Since the note isn’t convertible until 12/31 the number of shares at that point can’t be determined yet.

NOTE 5 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since inception, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry- forward is $1,791,325 at July 31, 2013, and will begin to expire in the year 2030.

At July 31, 2013 and 2012, deferred tax assets consisted of the following:

	2013	2012

Deferred tax assets (net operating loss carry-forwards)	$609,050	$89,000
Less: valuation allowance	(609,050)	(89,000)
Net deferred tax asset	$-	$-

NOTE 6 – EQUITY TRANSACTIONS

On October 4, 2012, the sole Board of Director and the majority shareholder of the Company approved and consented in writing in lieu of a special meeting of the Board of Directors and a special meeting of the Stockholders to a 5.5-for-1 forward stock split of the issued and outstanding shares of the Company’s Common Stock, bringing the total issued and outstanding Common shares from 49,383,737 to 271,610,552. The Company’s financial statements have been retroactively restated to incorporate the effect of the forward split.

Subsequently 69,689,748 shares were cancelled and returned to treasury stock.

NOTE 7 – SUBSEQUENT EVENTS

In October 2013, the Company acquired Trakkers, LLC from Tesselon, LLC (an Inova company) for $2 million in class A preferred stock of Xumanii.

Trakkers has developed its own proprietary RFID scanners (named "Mi"). The "Mi" has some unique features including the ability to scan RFID, 1 & 2 dimensional bar codes and mag stripes - all from one device approximately the size of a smart phone. The Mi also has a touch screen and a GPRS capability (scanned data can be sent over mobile phone networks to any location). Trakkers is currently generating revenue by providing the scanners to major trade shows where they are used as lead retrieval devices. Trakkers devices have been used at many of the biggest trade shows in the United States including CES, Comicon and many more.

Subsequent to the year-end, the Company received an additional $50,000 from third-party equity lenders. This advance bears interest at various rates, is unsecured, and has various terms of repayment.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the year ended July 31, 2013, included in this report have been audited by GBH CPAs, PC, as set forth in this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of July 31, 2013, the Company's internal control over financial reporting were not effective. It is common for small companies to not meet this requirement as it requires an audit committee and significant expenses to be compliant with Sarbanes Oxley.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended July 31, 2013 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The name, address, age and position of our officers and directors are set forth below:

Name	Age	Position with the Company	Director Since

Alexandre Frigon (1)	32	Former CEO, CFO, President, & Director	April 30, 2012

Adam Radly	45	President, Treasurer, Director	October 1, 2013

(1) On April 30, 2012, Mr. Alexandre Frigon was appointed to the Board of Directors and on May 30, 2012 he was appointed  president, principal accounting officer, principal executive officer, principal financial officer, secretary, treasurer and sole member of our board of directors. He resigned September 30 and was replaced by Adam Radly.

Background of officers and directors

Alexandre Frigon

On April 30, 2012, Mr. Alexandre Frigon was appointed to the Board of Directors and on May 30, 2012 he was appointed president, principal accounting officer, principal executive officer, principal financial officer, secretary, treasurer and sole member of our board of directors.

On October 1, 2013 Adam Radly was appointed as President, Secretary, Treasurer and Director.
 Mr. Radly is Chief Executive Officer of Inova Technology. Mr. Radly was previously the founder and CEO of Isis Communications. While he was CEO of Isis, the company’s revenue increased from zero to $22 million. He also complete an IPO for Isis raising A$50 million. During his tenure, Isis completed eight acquisitions, and raised an additional $30 million from U.S. institutional investors in a secondary offering. Isis later merged with AAV Ltd. Mr. Radly has subsequently done 8 other acquisitions and numerous financing transactions

None of the companies referred to above are parents, subsidiary corporations or other affiliates of the Company.

During the past ten years, neither Mr. Frigon nor Mr. Radly has not been the subject of the following events:

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

Audit Committee and Charter

We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the Charter was filed as Exhibit 99.2 on Form 10-K November 1, 2011and is herein incorporated by reference.

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

ITEM 11.        EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us through July 31, 2013 for our sole officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

The following table sets forth Executive officer compensation as of the fiscal year ended July 31, 2013:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Alex Frigon	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Adam Radly	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) Mr. Frigon was appointed President, Secretary, Treasurer and Director on April 30, 2012 and resigned September 30, 2013.

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

DIRECTOR’S COMPENSATION TABLE

The following table sets forth director compensation as of the fiscal year ended July 31, 2013:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Alex Frigon (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Adam Radly	-0-	-0-	-0-	-0-	-0-	-0-	-0-

 (1) Mr. Frigon was appointed President, Secretary, Treasurer and Director on April 30, 2012 and resigned September 30, 2013.

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

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	AMOUNT AND NATURE OFBENEFICIAL OWNERSHIP	PERCENT OF CLASS (2)

Alex Frigon President, Secretary, Treasurer and Director	192,500,000 (common stock)	71%
All officers and directors as a group (1 person)	192,500,000	71%

 (1)  Unless otherwise noted, the address of each person listed is c/o Xumanii, 7 Wareham Road, Kingston, Jamaica.
(2)  This table is based on 271,610,552 shares of common stock issued and outstanding on July 31, 2013.

A total of 271,610,552 shares of common stock are issued and outstanding.

There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. There are 5 holders of record for our common stock.

ITEM  13.       CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the year ended July 31, 2013, we issued a total of 192,500,000 shares of common stock to Alex Frigon, our former officer and director.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended July 31, 2013 and 2012, we were billed approximately $16,500 and $16,500 for professional services rendered for the audit and quarterly reviews of our financial statements.

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
101.CAL - XBRL Taxonomy Calculation Linkbase
101.DEF - XBRL Taxonomy Definition Linkbase
101.LAB - XBRL Taxonomy Label Linkbase
101.PRE - XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Las Vegas, NV on this 29th day of October 2013.

Xumanii International Holdings Corp

BY:	Adam Radly
Adam Radly
President, Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/Adam Radly	President, Treasurer, Director	October 29, 2013
Adam Radly