Form 10-K/A
period 2013-07-31
XUMANII INTERNATIONAL HOLDINGS CORP
filed 2013-10-31
CIK 1499274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended July 31, 2013 (the “2013 Form 10-K”) originally filed on October 29, 2013 (the “Original Filing”) by Xumanii International Holdings Corp ( the “Company,” “we,” or “us”) with the U.S. Securities and Exchange Commission. The Amendment is being filed to submit Exhibits 101. The Amendment revises the exhibit index included in Part IV, Item 15 of the Original Filing and Exhibit 101 (XBRL interactive data) is included as an exhibit to the Amendment.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment No. 1.

1

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101	Interactive Data Files
	101.INS – XBRL Instance Document				X
	101.SCH - XBRL Taxonomy Schema				X
	101.CAL - XBRL Taxonomy Calculation Linkbase				X
	101.DEF - XBRL Taxonomy Definition Linkbase				X
	101.LAB - XBRL Taxonomy Label Linkbase				X
	101.PRE - XBRL Taxonomy Presentation Linkbase				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K/A and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Las Vegas, NV on this 30th day of October 2013.

Xumanii International Holdings Corp

BY:	/s/Adam Radly
Adam Radly
President, Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/Adam Radly	President, Treasurer, Director	October 30, 2013
Adam Radly

2