Form 10-Q
period 2013-10-31
XUMANII INTERNATIONAL HOLDINGS CORP
filed 2013-12-16
CIK 1499274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED October 31, 2013

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
Commission file number 333-169280

Xumanii International Holdings Corp.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

 9550 South Eastern Ave. Suite 253-A86
Las Vegas, Nevada 89123
 (Address of principal executive offices, including zip code.)

800-416-5934 (Registrant’s telephone number, including area code)

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
YES ☒    NO ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: December 16, 2013, the registrant had 271,610,552 common shares issued and outstanding.

Xumanii International Holdings Corp.

FORM 10-Q
October 31, 2013
INDEX

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

SIGNATURES
EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Xumanii International Holdings Corp.
(formerly Xumanii Inc.)
(A Development Stage Company)
October 31, 2013

Xumanii International Holdings Corp.
(formerly Xumanii, Inc.)
(A Development Stage Company)
Balance Sheets
(Unaudited)

	October 31, 2013	July 31, 2013
ASSETS
Current assets
Cash	$118,081	$38,170
Prepaid expenses	12,276	12,276
Total current assets	130,357	50,446

Fixed assets, net	-	52,781

Total assets	$130,357	$103,227

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable & accrued liabilities	$116,212	$49,580
Advances from related parties	78,355	48,250
Loans payable	1,145,000	1,070,699
Note payable	642,242	642,242
Total current liabilities	1,981,809	1,810,771

Commitment and contingencies

Stockholders' deficit
Series A preferred stock, $0.00001 par value; 100,000,000 shares authorized;
none issued and outstanding	-	-
Series B preferred stock, $0.00001 par value; 100,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.00001 par value; 450,000,000 shares authorized;
271,610,552 shares issued and outstanding.	2,716	2,716
Additional paid-in capital	102,465	81,065
Accumulated deficit	(1,956,633)	(1,791,325)
Total stockholders' deficit	(1,851,452)	(1,707,544)

Total liabilities and stockholders' deficit	$130,357	$103,227

The accompanying notes are an integral part of these financial statements.

Xumanii International Holdings Corp.
(formerly Xumanii, Inc.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

			For the Period
	For the Three Months	For the Three Months	from May 6, 2010
	Ended October 31,	Ended October 31,	(inception) to
	2013	2012	October 31, 2013

Operating expenses:

General and administrative	$27,364	$157,891.00	$1,176,070.00
Consulting	46,000	60,404	391,253
Legal and accounting	8,000	13,680	241,016
Transfer agent	1,590	850	5,100
Loss on disposal of fixed assets	52,781	-	52,781
Total operating expenses	135,735	232,825	1,866,220

Other expense:
Interest expense	29,573	9,167	90,413

Net loss	$(165,308)	$(241,992)	$(1,956,633)

Weighted average common shares outstanding - basic and diluted	271,610,552	341,300,300

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Xumanii International Holdings Corp
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			For the Period
	For the Three Months	For the Three Months	from May 6, 2010
	Ended October 31,	Ended October 31,	(inception) to
	2013	2012	October 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(165,308)	$(241,992)	$(1,956,633)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation expense	-	2,552	19,742
Imputed interest	21,400	9,167	64,205
Loss on disposal of fixed assets	52,781	-	52,781
Changes in operating assets and liabilities:
Prepaid expenses	-	(27,392)	(12,276)
Accounts payable & accrued liabilities	66,632	-	116,212
Net cash used in operating activities of operations	(24,495)	(257,665)	(1,715,969)

CASH FLOW INVESTING ACTIVITIES
Purchase of fixed assets	-	(42,771)	(72,523)
Net cash used in investing activities	-	(42,771)	(72,523)

CASH FLOW FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	40,976
Proceeds from loans payable	74,301	400,000	1,745,121
Proceeds from related party loans payable	-	392	110,982
Repayments on related party loans payable	-	-	(68,861)
Advances from related parties	78,355	-	78,355
Repayment of related party advances	(48,250)	-	-
Net cash provided by financing activities	104,406	400,392	1,906,573

NET CHANGE IN CASH	79,911	106,219	118,081
CASH AT BEGINNING OF PERIOD	38,170	8,725	-
CASH AT END OF PERIOD	$118,081	$114,944	$118,081

SUPPLEMENTAL INFORMATION:
Interest paid	$10	$-	$10
Income tax paid	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion from loans payable to note payable	$-	$-	$642,242

The accompanying notes are an integral part of these financial statements.

Xumanii International Holdings Corp.
(formerly Xumanii Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Xumanii International Holdings Corp. (“Xumanii” or the “Company”) was incorporated in the State of Nevada on May 6, 2010. The Company maintains its statutory registered agent’s office at Nevada Corporate Headquarter, 101 Convention Center Drive, Suite 700 Las Vegas, Nevada 89109 and the Company’s mailing address and business office is located at 9550 South Eastern Ave. Suite 253-A86, Las Vegas, Nevada 89123.

The Company's name and trading symbol were changed from Medora Corp. and MORA effective September 7, 2012 to Xumanii, Inc. and XUII, respectively. Subsequently; the name was changed to Xumanii International Holdings Corp.

Xumanii was a platform that broadcasted live events in HD with a new technology that combines hardware and a software platform to broadcast from multiple cameras, wirelessly an event with an extremely low production cost until September 30, 2013. In October 2013, the business plan for Xumanii was changed to enter into the branded tablet market, app market and pursue acquisitions that may be synergistic to the company’s focus in various technologies.

The Company is considered as a development stage corporation and has not yet generated or realized any revenues from its business operations.

Basis of Presentation

The accompanying unaudited interim financial statements of  the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Xumanii’s Annual Report filed with the SEC on Form 10-K for the year ended July 31, 2013.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in the Form 10-K have been omitted.

Xumanii International Holdings Corp.
(formerly Xumanii Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

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

Fair Value Measurement

The Company values its derivative instruments under FASB ASC 820 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

Xumanii International Holdings Corp.
(formerly Xumanii Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. The Company uses Level 3 to value its derivative instruments.

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

Stock-based Compensation

The Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model and common shares based on the last quoted market price of the Company’s common stock on the date of the share grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, the Company reduces the expense for estimated forfeitures based on historical forfeiture rates. Previously recognized compensation costs may be adjusted to reflect the actual for feature rate for the entire award at the end of the vesting period. Excess tax benefits, if any, are recognized as an addition to paid-in capital.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Xumanii International Holdings Corp.
(formerly Xumanii Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Xumanii will continue to meet its obligations and continue its operations for the next twelve months. As of October 31, 2013, the Company has an accumulated deficit of $1,956,633, limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs for the next twelve month period. The Company’s sole officer and director is unwilling to loan or advance any additional capital to the Company, except for the costs associated with the preparation and filing of reports with the Securities and Exchange Commission (“SEC”). These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of Xumanii as a going concern is dependent upon financial support from its stockholders, the ability of Xumanii to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Xumanii be unable to continue as a going concern.

NOTE 3 – LOANS PAYABLE

As of October 31, 2013, the Company had the following loans payable outstanding:

Interest-free loan of $1,070,000 from Atoll Finance which is due on demand. The Company recorded $21,400 of imputed interest for the three months ended October 31, 2013.

$50,000 from a $500,000 convertible note: On October 23, 2013, the Company entered into a convertible third-party promissory note for $500,000 with an initial discount of $50,000. During the three months ended October 31, 2013, the Company received the first advance of $50,000. The note has a maturity date of two years from effective date of each payment and bears and interest rate of 12%. The Company evaluated the conversion feature in the convertible note and determined it created an embedded derivative. The Company determined the embedded derivative has an insignificant fair value and did not recognize any derivative liability on its book.

On October 21, 2013, the Company entered into a note payable with a third party for $25,000. This note bears an interest rate of 12% per annum and is due April 21, 2014.

NOTE 4 – NOTE PAYABLE

As of October 31, 2013, the Company had a convertible note of $642,242 payable to Atoll Finance, with an interest rate of 5%. The note is unsecured, and is due in December 2013.

Xumanii International Holdings Corp.
(formerly Xumanii Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 5 – SUBSEQUENT EVENTS

In December 2013, the Company obtained a note payable from a third party for $450,000, which included an original issue discount fee of $150,000. The note bears 12% interest per annum and provides principal reductions to the OID if the Company files a registration statement and is timely approved.

On October 10, 2013, the Company entered into a convertible promissory note with a third party for $37,500.  The note bears interest at 8% and a maturity date of July 12, 2014.  In the event that the note remains unpaid at that date, the Company will pay default interest at 22%. The lender has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 51% of the average three closing prices during the ten trading days prior to the conversion date.

On October 31, 2013, the Company entered into a convertible promissory note with a third party for $50,000.  The note bears interest at 8% per annum and with a maturity date of October 31, 2014.  In the event that the note remains unpaid at that date, the Company will pay default interest of an additional 8%. The lender has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 60% of the lowest one day closing prices during the twenty trading days prior to the conversion date.

On October 1, 2013, the Company announced that it was to acquire RFID business Trakkers LLC for 2 million preferred shares of Xumanii the preferred shares had a face value of $1, valuing Trakkers at $2 million. This acquisition entered escrow on October 1, 2013. However, the structure of the acquisition was such that it would have added approximately $4 million of debt to the Company while only adding approximately $1.4 million of revenue therefore the Company has taken the view that the is transaction did not meet the conditions required for closing and that it was not in the best interests of the Company to proceed with the acquisition. Therefore, the transaction has been canceled and the Company since successfully identified better acquisition opportunities.

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

We are a development stage company and have not yet generated or realized any revenues from our business operations.

Our auditors have raised substantial doubt as to our ability to continue as an on-going business for the next 12 months. We have not generated any revenue, have not completed the development of our websites, and have only recently located businesses willing to offer significant discounts of their products or services to our registered members.

To meet our need for cash, we have raised funds from third party loans. We cannot guarantee that since we have adopted and implemented a new business plan and have begun operations that we will stay in business after twelve months. We may quickly use up our current cash and will need to find alternative sources, such as a second public offering, or a private placement of securities in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than from the loans that have been received and similar ones we are contemplating. If we need additional cash and cannot raise it, we may either have to suspend operations until we do raise the cash, or cease operations entirely. If we need more money, we will have to revert to obtaining additional funds as described above.

Plan of Operation

Our business plan for Xumanii is to enter the branded tablet market, app market and pursue acquisitions that may be synergistic to the company’s focus in various technologies.

In the current quarter, we received $74,301 in loans from third parties. We also received related party advances of $78,355.

Currently, do not have any future arrangements or commitments in place other than those listed above to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

The Company acquired NITH, LLC, a holding company, in December 2013. Subject to completion of a definitive agreement, this entity will hold a Communications company that had revenues of $20 million and EBITDA of $300,000 last year. It is an established provider of VOIP and mobile communications services to emerging markets It has offices in the US and China, and customers in 25 countries.

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

If we are not able to raise all monies needed to fully implement our business plan for the next year as anticipated, we will scale our business development in line with available capital.  Our primary priority will be to retain our reporting status with the SEC which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses.  Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on market awareness, and servicing costs as well as marketing and advertising to social media marketing websites.  We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

If we are able to raise the required funds we will fully implement our business plan. If we are not able to raise all required funds, we will prioritize our corporate activities.

Results of Operations

Three Months Ended October 31, 2013 Compared to Three Months Ended October 31, 2012

Revenue

We had no revenues for the three month periods ended October 31, 2013 and 2012.

Operating expense

For the three months ended October 31, 2013 and 2012, we incurred operating expense of $135,735 and $232,825, respectively. The decrease was due to the streaming business stopping in August, 2013.

Other expense

For the three months ended October 31, 2013 and 2012, we incurred other expense of $29,573 and $9,167, respectively. The increase was due to interest on a larger amount of date than the prior year.

Net loss

For the three months ended October 31, 2013 and 2012, we had net loss of $165,308 and $241,992, respectively. The decrease was due to the streaming business stopping in August, 2013.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

As of October 31, 2013, our total assets were $130,357, including cash in the amount of $118,081. Our total liabilities were $1,981,809, which is primarily consisted of the related party advances, loans payable and notes payable.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Currently we are not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Las Vegas, NV on this 16th day of December 2013.

Xumanii International Holdings Corp.

BY:	Adam Radly
Adam Radly
President, Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/Adam Radly	President, Treasurer,	December 16,
	Director	2013
Adam Radly