Form 10-Q/A
period 2013-10-31
XUMANII INTERNATIONAL HOLDINGS CORP
filed 2013-12-17
CIK 1499274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A (Amendment No. 1)

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
YES [X]     NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filler”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [ ]	Smaller reporting Company [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [ ]     NO [ X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: December 16, 2013, the registrant had 271,610,552 common shares issued and outstanding.

1

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Xumanii International Holdings Corp. (the “Company”) for the quarter ended October 31, 2013 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on December 16, 2013. The Amendment is being filed to submit Exhibit 101. The Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and Exhibit 101 (XBRL interactive data) is included as an exhibit to the Amendment.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officers are filed as exhibits hereto.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

2

PART II – OTHER INFORMATION

Item 6. Exhibits

The following documents are included herein:

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101 INS	XBRL INSTANCE DOCUMENT				X
101 SCH	XBRL TAXONOMY EXTENSION SCHEMA				X
101 CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE				X
101 DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE				X
101 LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE				X
101 PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE				X

3

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

Signature	Title	Date

/s/Adam Radly	President, Treasurer,	December 17,
	Director	2013
Adam Radly

4