Form 10-Q
period 2014-01-31
XUMANII INTERNATIONAL HOLDINGS CORP
filed 2014-03-18
CIK 1499274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED January 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: March 17, 2014, the registrant had 323,528,363 common shares issued and outstanding.

Xumanii International Holdings Corp.

FORM 10-Q
January 31, 2014
INDEX

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

SIGNATURES
EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Xumanii International Holdings Corp.
(formerly Xumanii Inc.)
As of and for the six months ended January 31, 2014

Xumanii International Holdings Corp.
(formerly Xumanii, Inc.)
Balance Sheets
(Unaudited)

	January 31, 2014	July 31, 2013
ASSETS
Current assets
Cash and cash equivalent	$335,965	$38,170
Due from related party	358,681	-
Prepaid expenses	25,046	12,276
Total current assets	719,692	50,446

Intangible assets, net	320,842	-
Fixed assets, net of accumulated depreciation	-	52,781

Total assets	$1,040,534	$103,227

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$127,739	$49,580
Advances from related parties	78,355	48,250
Loans payable	1,070,000	1,070,699
Derivative liability	810,597	-
Notes payable, net of discount of $878,033 and $0, respectively	617,010	642,242
Total current liabilities	2,703,701	1,810,771

Commitment and contingencies

Stockholders' deficit
Series A preferred stock, $0.00001 par value; 100,000,000 shares authorized;
none issued and outstanding	-	-
Series B preferred stock, $0.00001 par value; 100,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.00001 par value; 450,000,000 shares authorized;
323,528,363 and 271,610,552 shares issued and outstanding, respectively	3,235	2,716
Additional paid-in capital	866,846	81,065
Accumulated deficit	(2,533,248)	(1,791,325)
Total stockholders' deficit	(1,663,167)	(1,707,544)

Total liabilities and stockholders' deficit	$1,040,534	$103,227

The accompanying notes are an integral part of these financial statements.

Xumanii International Holdings Corp.
(formerly Xumanii, Inc.)
Statements of Operations
(Unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,
	2014	2013	2014	2013

Revenues	$80	$-	$80	$-

Operating expenses:
General and administrative	406,584	435,692	542,319	668,517
Total operating expenses	406,584	435,692	542,319	668,517

Operating loss	(406,504)	(435,692)	(542,239)	(668,517)

Other (income) expenses:
Gain on change in fair value of
derivatives	(161,314)	-	(161,314)	-
Interest expense	331,425	13,893	360,998	23,060
Total other (income) expenses	170,111	13,893	199,684	23,060

Net loss	$(576,615)	$(449,585)	$(741,923)	$(691,577)

Weighted average common shares
outstanding - basic and diluted	288,273,273	341,300,300	279,941,912	341,300,300

Net loss per common share
- basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Xumanii International Holdings Corp
(formerly Xumanii, Inc.)
Statements of Cash Flows
(Unaudited)

	For the Six Months	For the Six Months
	Ended January 31,	Ended January 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(741,923)	$(691,577)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	303,878	7,069
Imputed interest	42,800	20,685
Loss on disposal of fixed assets	52,781	-
Gain on change in fair value of financial derivatives	(161,314)	-
Shares issued for services	21,000	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(12,770)	(15,047)
Due to related parties	(358,681)	18,752
Accounts payable & accrued liabilities	76,761
Net cash used in operating activities of operations	(777,468)	(660,118)

CASH FLOW INVESTING ACTIVITIES
Purchase of fixed assets	-	(50,884)
Purchase of intangible asset	(48,342)	-
Net cash used in investing activities	(48,342)	(50,884)

CASH FLOW FINANCING ACTIVITIES
Proceeds from notes payable, net	1,543,500	742,962
Proceeds from related party loans payable	(450,000)	-
Change in related party advances	30,105	(33,656)
Net cash provided by financing activities	1,123,605	709,306

NET CHANGE IN CASH	297,795	(1,696)
CASH AT BEGINNING OF PERIOD	$38,170	8,725
CASH AT END OF PERIOD	$335,965	$7,029

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of notes payable to common shares	$450,000	$-
Debt discount - fair value of financial derivatives	$971,911	$-
Retirement of common shares	$112	$-
Shares issued to acquire intangible assets	$272,500	$-

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

The Company's name and trading symbol were changed from Medora Corp. and MORA, repectively, effective September 7, 2012 to Xumanii, Inc. and XUII, respectively. Subsequently , the name was changed to Xumanii International Holdings Corp.

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

Financial Derivatives

All derivatives are recorded at fair value on the balance sheet. Fair values for securities traded in the open market and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable or at a minimum annually during the fourth quarter of the year. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying value to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.

Xumanii International Holdings Corp.
(formerly Xumanii Inc.)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Xumanii will continue to meet its obligations and continue its operations for the next twelve months. As of January 31, 2014, the Company has an accumulated deficit of $2,533,248, limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs for the next twelve month period. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of Xumanii as a going concern is dependent upon financial support from its stockholders, the ability of Xumanii to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Xumanii be unable to continue as a going concern.

NOTE 3 – NOTES PAYABLE

As of January 31, 2014, the Company had the following loans payable outstanding:

Convertible notes:

On October 10, 2013, the Company entered into a convertible promissory note with a third party for $37,500, with an initial discount of $2,500. The note bears interest at 8% and a maturity date of July 12, 2014. In the event that the note remains unpaid at that date, the Company will pay default interest at 22%. The lender has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 51% of the average of the three trading prices during the 10 trading days prior to the conversion date.

On October 21, 2013, the Company entered into a convertible note with a third party for $25,000. This note bears an interest rate of 12% per annum and is due April 21, 2014. The lender has the right at any time prior to the maturity date to convert the principal and interest outstanding into the Company's common stock at a rate equal to 50% of the average of three lowest closing prices during the ten trading days prior to the conversion date.

On October 23, 2013, the Company entered into a promissory note with a third party for $500,000, with an initial discount of $50,000. During the three months ended October 31, 2013, the Company received the first advance of $50,000. The note has a maturity date of two years from effective date of each payment and bears and interest rate of 12%. The note can be converted into the Company’s common stock at lessor of $0.03 or 60% of the lowest trade price in the 25 trading days previous to the conversion.

On October 31, 2013, the Company entered into a convertible note with a third party for $50,000, with an initial discount of $5,500. This note bears an interest rate of 8% per annum and is due October 31, 2014. The lender has the right to convert the balance outstanding into the Company's common stock at a rate equal to 60% of the lowest closing prices during the 20 trading days prior to the conversion date.

On November 18, 2013, the Company entered into a convertible debenture with a third party for $150,000. This note bears an interest rate of 10% per annum and is due May 18, 2014. The lender has the right to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest closing prices during the twenty trading days prior to the conversion date.

On November 18, 2013, the Company entered into a convertible debenture with a third party for $150,000. This note bears an interest rate of 10% per annum and is due May 18, 2014. The lender has the right to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest closing prices during the twenty trading days prior to the conversion date.

Xumanii International Holdings Corp.
(formerly Xumanii Inc.)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

On December 3, 2013, the Company entered into a senior convertible note with a third party for $450,000, with an initial discount of $150,000. The note has a maturity date of June 3, 2014 and bears and interest rate of 12%. The lender has the right at any time to convert the balance outstanding into the Company's common stock at a conversion price of $0.00616 (subject to adjustment).

On December 12, 2013, the Company entered into a convertible note with a third party for $100,000, with an initial discount of $10,000. This note bears an interest rate of 10% per annum and is due December 12, 2014. The lender has the right to convert the balance outstanding into the Company's common stock at a rate equal to 60% of the lowest trading prices during the 15 trading days prior to the holder elected conversion date.

On December 12, 2013, the Company entered into a convertible promissory note with a third party for $550,000, with an initial discount of $10,000. $250,000 of the note was advanced prior to January 31, 2014. This note bears an interest rate of 10% per annum and is due December 12, 2014. The lender has the right to convert the balance outstanding into the Company's common stock at a rate equal to 60% of the lowest trading prices during the 15 trading days prior to the holder elected conversion date.

On December 13, 2013, the Company entered into a convertible note with a third party for $35,000, with an initial discount of $5,000. This note bears an interest rate of 10% per annum and is due June 1, 2014. The lender has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 60% of the lowest closing prices during the twenty trading days prior to the conversion date.

On December 23, 2013, the Company entered into a note purchase agreement with a third party to purchase a Convertible Promissory Note for $113,500, with an initial discount of $13,500. This note bears an interest rate of 8% per annum and is due December 27, 2014. The lender has the right at any time on or after 90 days from the issuance date to convert the balance outstanding into the Company's common stock at a rate equal to 55% of the lowest sale price of the common stock for the 20 trading immediately prior to the voluntary conversion date.

On December 27, 2013, the Company entered into a convertible note with a third party for $50,000, with an initial discount of $5,500. This note bears an interest rate of 12% per annum and is due September 30, 2014. The lender has the right to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest closing prices during the 20 trading days prior to the conversion date.

On December 27, 2013, the Company also entered into a convertible note with a third party for $50,000, with an initial discount of $5,500. This note bears an interest rate of 12% per annum and is due September 30, 2014. The lender has the right to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest closing prices during the 20 trading days prior to the conversion date.

Xumanii International Holdings Corp.
(formerly Xumanii Inc.)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

On November 19, 2013, the Company also entered into a convertible note with a third party for $250,000. This note bears an interest rate of 10% per annum and is due May 19, 2014. The lender has the right to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest closing prices during the 20 trading days prior to the conversion date.

The Company evaluated the conversion features on the above convertible notes and determined that they created an embedded financial derivative due to there being no explicit limit to the number of shares to be issued upon conversion. The Company recorded the initial fair value of $971,911 on the financial derivatives as discount to the convertible notes.

For the six months ended January 31, 2014, the Company recorded $303,878 interest expense under straight-line method to amortize the discounts (both original discount and derivative discount) on the convertible notes. The remaining unamortized discount as of January 31, 2014 was $878,033.

Note payable:

The Company had a note payable with Atoll Finance. Interest on this note is 5% per annum. During the six months ended January 31, 2014, the Company repaid $450,000 and the balance was reduced from $642,242 to $192,242. The note is unsecured and is currently past due.

Interest free loan:

The Company has a $1,070,000 interest free loan from Atoll Finance which is due on demand. The Company recorded $42,800 of imputed interest for the six months ended January 31, 2014.

Xumanii International Holdings Corp.
(formerly Xumanii Inc.)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 5 – DERIVATIVE LIABILITY

The Company evaluated the terms of the convertible notes and concluded that since the conversion prices were not fixed, and the number of shares of the Company’s common stock that are issuable upon the conversion of the convertible notes are indeterminable until such time as the note holder elects to convert to common stock, the embedded conversion features created a derivative liability.

The Company measured the derivative liability using the input attributes at each issuance date and recorded an initial derivative liability of $971,911. On January 31, 2014, the Company re-measured the derivative liability using the input attributes below and determined the derivative liability value to be $810,597. Other income of $161,314 was recorded for the six months ended January 31, 2014 and included in the statements of operations in order to adjust the derivative liability to the re-measured value.

	Issuance date	January 31, 2014

Stock price	$0.02 - $0.06	$0.02
Exercise price	$0.01 - $0.02	$0.01 - $0.02
Shares issuable upon conversion	37,423,169 shares	52,318,182 shares
Expected dividend yield	0.00%	0.00%
Expected life (years)	0.5 - 2 years	0.3 - 2 years
Risk-free interest rate	0.30% - 0.40%	0.33% - 0.34%
Expected volatility	257% - 346%	185% - 288%

NOTE 6 – RELATED PARTY TRANSACTIONS

During the six months ended January 31, 2014, the Company advanced $358,681, interest free, to ACLH, LLC, an entity associated with the Company’s CEO. $125,000 was repaid by ACLH, LLC to the Company subsequent to January 31, 2014.

NOTE 7 – EQUITY TRANSACTIONS

During the six months ended January 31, 2014:

-	51,762,450 shares of common stock were issued for the conversion of a third-party note payable in the amount of $450,000;
-	700,000 shares of common stock, with fair value of $21,000, were issued for services; and,
-	9,615,384 shares of common stock, with fair value of $275,000, were issued for the acquisition of RFID patents.

NOTE 8 – SUBSEQUENT EVENTS

On February 18, 2014, the Company entered into a convertible promissory note with a third party for $100,000.  The note bears interest at 10% per annum and with a maturity date of February 15, 2015.  The lender has the right to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest one day closing prices during the 20 trading days prior to the conversion date.

Xumanii acquired Amonshare from Intersino Global Ventures Ltd (IGV) for a price of $1.5M based on $50/registered user. This will be paid in stock, based on a per share price of $.02 at the closing date. Xumanii entered into a marketing agreement with IGV where Xumanii will acquire additional users for $50/user.

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

Plan of Operation

Our business plan which Xumanii has commenced is to enter the branded tablet market, app market and pursue acquisitions that may be synergistic to the company’s focus in various technologies.

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

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, or expand our operations. Equity financing could result in additional dilution to our existing stockholders. We anticipate that we will need to meet our ongoing cash requirements through the generation of revenue or equity and/or debt financing.

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

Results of Operations

Three Months Ended January 31, 2014 Compared to Three Months Ended January 31, 2013

Revenue

We had $80 of revenues for the three month periods ended January 31, 2014 and $0 for the three month periods ended January 31, 2013. We started to generate revenue during the three months ended January 31, 2014.

Operating expenses

For the three months ended January 31, 2014 and 2013, we incurred operating expenses of $406,584 and $435,692, respectively. The operating expenses were consistent for the comparative periods.

Other expense

For the three months ended January 31, 2014 and 2013, we incurred other expense of $170,111 and $13,893, respectively. We recognized $161,314 gain on financial derivatives and $303,878 amortization of debt discount for the three months ended January 31, 2014. In 2013, we only had interest accrued for outstanding loans.

Net loss

For the three months ended January 31, 2014 and 2013, we had net loss of $576,615 and $449,585, respectively. The increase was due to amortization of debt discount, partially offset by gain recognized on the financial derivatives.

Six Months Ended January 31, 2014 Compared to Six Months Ended January 31, 2013

Revenue

We had $80 of revenues for the six month periods ended January 31, 2014 and $0 for the six month period ended January 31, 2013. We started to generate revenue during the three months ended January 31, 2014.

Operating expenses

For the six months ended January 31, 2014 and 2013, we incurred operating expenses of $542,239 and $668,517, respectively. The decrease was due to us spending less in general and administrative expense in 2014 when we were able to control costs incurred by the Company.

Other expense

For the six months ended January 31, 2014 and 2013, we incurred other expense of $199,684 and $23,060, respectively. We recognized $161,314 gain on financial derivatives and $303,878 amortization of debt discount for the three months ended January 31, 2014. In 2013, we only had interest accrued for outstanding loans.

Net loss

For the six months ended January 31, 2014 and 2013, we had net loss of $741,923 and $691,577, respectively. The increase was due to amortization of debt discount, partially offset by gain recognized on the financial derivatives.

Liquidity and Capital Resources

We started to generate revenues from our business operations during the quarter ended January 31, 2014.

As of January 31, 2014, our total assets were $1,040,534, including cash in the amount of $335,965. Our total liabilities were $2,703,701, which primarily consists of loans payable.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Las Vegas, NV on this 18th day of March 2014.

Xumanii International Holdings Corp.

BY:	Adam Radly
Adam Radly
President, Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/Adam Radly	President, Treasurer,	March 18,
	Director	2014
Adam Radly