Form 10-Q/A
period 2014-01-31
XUMANII INTERNATIONAL HOLDINGS CORP
filed 2014-03-20
CIK 1499274

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

1

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Xumanii International Holdings Corp. (the “Company”) for the quarter ended January 31, 2014 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on March 18, 2014. The Amendment is being filed to submit Exhibit 101. The Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and Exhibit 101 (XBRL interactive data) is included as an exhibit to the Amendment.

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

3

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Las Vegas, NV on this 20th day of March 2014.

Xumanii International Holdings Corp.

BY:	Adam Radly
Adam Radly
President, Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/Adam Radly	President, Treasurer,	March 20, 2014
Director
Adam Radly

4