Form 10-Q
period 2014-04-30
XUMANII INTERNATIONAL HOLDINGS CORP
filed 2014-06-23
CIK 1499274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED April 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: June 14, 2014, the registrant had 580,363,536 common shares issued and outstanding.

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

SIGNATURES
EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Xumanii International Holdings Corp.
(formerly Xumanii, Inc.)
Balance Sheets
(Unaudited)

	April 30, 2014	July 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$200,149	$38,170
Due from related party	376,451	-
Prepaid expenses	212,276	12,276
Total current assets	788,876	50,446

Intangible assets, net	320,842	-
Fixed assets, net of accumulated depreciation of $0 and $19,742, respectively	-	52,781

Total assets	$1,109,718	$103,227

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$214,467	$49,580
Advances from related parties	-	48,250
Loans payable	-	1,070,699
Derivative liabilities	828,055	-
Note payable, net of discount of $2,122,723 and $0, respectively	1,564,220	642,242
Total current liabilities	2,606,742	1,810,771

Commitment and contingencies

Stockholders' deficit
Series A preferred stock, $0.00001 par value; 100,000,000 shares authorized;
none issued and outstanding	-	-
Series B preferred stock, $0.00001 par value; 100,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.00001 par value; 450,000,000 shares authorized;
450,308,162 and 271,610,552 shares issued and outstanding, respectively	4,503	2,716
Additional paid-in capital	2,095,956	81,065
Accumulated deficit	(3,597,483)	(1,791,325)
Total stockholders' deficit	(1,497,024)	(1,707,544)

Total liabilities and stockholders' deficit	$1,109,718	$103,227

The accompanying notes are an integral part of these financial statements.

Xumanii International Holdings Corp.
(formerly Xumanii, Inc.)
Statements of Operations
(Unaudited)

	For the 3 Months	For the 3 Months	For the 9 Months	For the 9 Months
	Ended April 30,	Ended April 30,	Ended April 30,	Ended April 30,
	2014	2013	2014	2013

Revenues	$-	$-	$80	$-

Operating expenses:
General and administrative	1,054,633	293,268	1,544,198	961,785
Total operating expenses	1,054,633	293,268	1,544,118	961,785

Operating loss	1,054,633	293,268	1,544,118	961,785

Other (income) expense:
Gain on change in fair value of derivatives	(889,581)	-	(1,050,896)	-
Interest expense	889,183	13,937	1,260,065	36,997
Loss on fixed assets	-	-	52,871	-
Total other (income) expenses	9,602	13,937	262,040	36,997

Net loss	$(1,064,235)	$(307,205)	$(1,806,158)	$(998,782)

Weighted average common shares outstanding - basic and diluted	402,814,235	341,300,300	315,156,884	341,300,300

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Xumanii International Holdings Corp
Statements of Cash Flows
(Unaudited)

	For the 9 Months	For the 9 Months
	Ended April 30,	Ended April 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,806,158)	$(998,782)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	1,099,199	12,486
Imputed interest	42,800	26,791
Loss on disposal of fixed assets	52,781	-
Gain on change in fair value of financial derivatives	(1,050,896)	-
Shares-based comensation	497,379	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	-	(12,276)
Due to related parties	-	-
Accounts payable and accrued liabilities	164,187	174,596
Net cash used in operating activities of operations	(1,000,708)	(797,185)

CASH FLOW INVESTING ACTIVITIES
Purchase of fixed assets	-	(51,435)
Purchase of intangible asset	(48,342)	-
Net cash used in investing activities	(48,342)	(51,435)

CASH FLOW FINANCING ACTIVITIES
Proceeds from notes payable	3,155,730	842,962
Repayments on notes payable	(1,320,000)	-
Change in related party advances	(424,701)	2,898
Net cash provided by financing activities	1,411,029	845,860

NET CHANGE IN CASH	361,979	(2,760)
CASH AT BEGINNING OF PERIOD	38,170	8,725
CASH AT END OF PERIOD	$200,149	$5,965

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of notes payable to common shares	$1,204,000	$-
Debt discount - fair value of financial derivatives	$1,027,522	$-
Retirement of common shares	$112	$-
Subscription receivable issued for shares issued	$330,000	$-
Shares issued to acquire intangible assets	$272,500	$-

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

Xumanii was a platform that broadcasted live events in HD with a new technology that combines hardware and a software platform to broadcast from multiple cameras, wirelessly an event with an extremely low production cost until September 30, 2013. In October 2013, the business plan for Xumanii was changed to enter into the branded tablet market, cloud storage market and app market and pursue acquisitions that may be synergistic to the company’s focus in various technologies.

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

Xumanii International Holdings Corp.
(formerly Xumanii Inc.)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

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

Xumanii International Holdings Corp.
(formerly Xumanii Inc.)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Xumanii will continue to meet its obligations and continue its operations for the next twelve months. As of April 30, 2014, the Company has an accumulated deficit of $3,597,483, limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs for the next twelve month period. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of Xumanii as a going concern is dependent upon financial support from its stockholders, the ability of Xumanii to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Xumanii be unable to continue as a going concern.

NOTE 3 – NOTES PAYABLE

As of April 30, 2014, the Company had the following loans payable outstanding:

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

On March 17, 2014, the Company entered into a convertible promissory note with a third party for $53,500. The note bears interest at 8% and a maturity date of December 19, 2014. The lender has the right after a period of 270 days to convert the balance outstanding into the Company's common stock at a rate equal to 45% of the lowest trading prices during the 30 trading days prior to the conversion date.

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

On March 24, 2014, the Company entered into a convertible promissory note with a third party for $100,000. The note bears interest at 12% and a maturity date of September 24, 2014. The lender has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the average of the three trading prices during the 20 trading days prior to the conversion date

On October 23, 2013, the Company entered into a promissory note with a third party for $500,000, with an initial discount of $50,000. During the three months ended October 31, 2013, the Company received the first advance of $50,000. During the three months ended April 30, 2014 the Company received an additional $125,000. The note has a maturity date of two years from effective date of each payment and bears and interest rate of 12%. The note can be converted into the Company’s common stock at lessor of $0.03 or 60% of the lowest trade price in the 25 trading days previous to the conversion.

On December 23, 2013, the Company entered into a note purchase agreement with a third party to purchase a Convertible Promissory Note for $113,500, with an initial discount of $13,500. This note bears an interest rate of 8% per annum and is due December 27, 2014. The lender has the right at any time on or after 90 days from the issuance date to convert the balance outstanding into the Company's common stock at a rate equal to 55% of the lowest sale price of the common stock for the 20 trading immediately prior to the voluntary conversion date. During the quarter ended April 30, 2014, the Company issued $25,000 of common stock. Balance on this note as of April 30, 2014 $73,500.

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

On March 21, 2014, the Company entered into a convertible promissory note with a third party for $55,000, with and an initial discount of $5,000. The note bears interest at 10% and a maturity date of October 1, 2014. The lender has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 60% of the lowest trading prices during the 20 trading days prior to the conversion date.

On December 3, 2013, the Company entered into a senior convertible note with a third party for $450,000, with an initial discount of $150,000. The note has a maturity date of June 3, 2014 and bears and interest rate of 12%. The lender has the right at any time to convert the balance outstanding into the Company's common stock at a conversion price of $0.00616 (subject to adjustment).

On December 12, 2013, the Company entered into a convertible note with a third party for $100,000, with an initial discount of $10,000. This note bears an interest rate of 10% per annum and is due December 12, 2014. The lender has the right to convert the balance outstanding into the Company's common stock at a rate equal to 60% of the lowest trading prices during the 15 trading days prior to the holder elected conversion date. During the quarter ended April 30, 2014 the Company converted $90,000 of this note to common stock.

On December 12, 2013, the Company entered into a convertible promissory note with a third party for $450,000, with an initial discount of $10,000. $250,000 of the note was advanced prior to January 31, 2014. During the quarter ended April 30, 2014 the additional $200,000 was advanced. This note bears an interest rate of 10% per annum and is due December 12, 2014. The lender has the right to convert the balance outstanding into the Company's common stock at a rate equal to 60% of the lowest trading prices during the 15 trading days prior to the holder elected conversion date. During the quarter ended April 30, 2014 the Company converted $90,000 of this note to common stock.

On October 31, 2013, the Company entered into a convertible note with a third party for $50,000, with an initial discount of $5,500. This note bears an interest rate of 8% per annum and is due October 31, 2014. The lender has the right to convert the balance outstanding into the Company's common stock at a rate equal to 60% of the lowest closing prices during the 20 trading days prior to the conversion date. During the three months ended April 30, 2014, the Company converted $25,750 of this note to common stock, balance outstanding on this note as of April 30, 2014 was $18,750.

On December 27, 2013, the Company entered into a convertible note with a third party for $50,000, with an initial discount of $5,500. This note bears an interest rate of 12% per annum and is due September 30, 2014. The lender has the right to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest closing prices during the 20 trading days prior to the conversion date. During the quarter ended April 30, 2014, , the Company converted $25,750 of this note to common stock, balance outstanding on this note as of April 30, 2014 was $18,750.

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

On March 20, 2014, the Company entered into a convertible promissory note with a third party for $84,000. The note bears interest at 8% and a maturity date of March 20, 2015. The lender has the right after a period of 360 days to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest trading prices during the 20 trading days prior to the conversion date.

On November 18, 2013, the Company entered into a convertible debenture with a third party for $250,000. This note bears an interest rate of 10% per annum and is due May 18, 2014. The lender has the right to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest closing prices during the twenty trading days prior to the conversion date. During the quarter ending April 30, 2014 the Company converted $87,500 of this note to common stock, balance on this note as of April 30, 2014 was $162,500.

On November 18, 2013, the Company entered into a convertible debenture with a third party for $150,000. This note bears an interest rate of 10% per annum and is due May 18, 2014. The lender has the right to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest closing prices during the twenty trading days prior to the conversion date. During the quarter ending January 31, 2014 the Company converted $150,000 of the note to common stock.

On November 18, 2013, the Company entered into a convertible debenture with a third party for $150,000. This note bears an interest rate of 10% per annum and is due May 18, 2014. The lender has the right to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest closing prices during the twenty trading days prior to the conversion date. During the quarter ending January 31, 2014, the Company converted $150,000 of the note to common stock.

On November 18, 2013, the Company entered into a convertible debenture with a third party for $225,000. This note bears an interest rate of 10% per annum and is due May 18, 2014. The lender has the right to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest closing prices during the twenty trading days prior to the conversion date.

On December 27, 2013, the Company entered into a convertible note with a third party for $50,000. This note bears an interest rate of 12% per annum and is due September 30, 2014. The lender has the right to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest closing prices during the 20 trading days prior to the conversion date. During the quarter ended April 30, 2014, the Company converted $25,750 of the note to common stock.

On December 27, 2013, the Company also entered into a convertible note with a third party for $50,000. This note bears an interest rate of 12% per annum and is due September 30, 2014. The lender has the right to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest closing prices during the 20 trading days prior to the conversion date.

On April 30, 2014, the Company entered into a convertible promissory note with a third party for $37,500. The note bears interest at 8% and a maturity date of January 30, 2015. The lender has the right after a period of 360 days to convert the balance outstanding into the Company's common stock at a rate equal to 55% of the average lowest 2 day trading prices during the 15 trading days prior to the conversion date.

Xumanii International Holdings Corp.
(formerly Xumanii Inc.)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

The Company evaluated the conversion features on the above convertible notes and determined that they created an embedded financial derivative due to there being no explicit limit to the number of shares to be issued upon conversion. The Company recorded the initial fair value of $1,878,951 on the financial derivatives as discount to the convertible notes.

For the nine months ended April 30, 2014, the Company recorded $1,095,201 interest expense under straight-line method to amortize the discounts (both original discount and derivative discount) on the convertible notes. The remaining unamortized discount as of April 30, 2014 was $1,027,522.

Note payable:

The Company has a note payable to Atoll Finance. Interest on the note is 5% per annum. During the nine months ended April 30, 2014, the Company (through its other lenders) repaid $1,204,000 and the balance was reduced from $1,712,242 to $451,009 including accrued interest. The note is unsecured and is currently past due. A lender has an option to purchase $312,242 of the remaining balance. The Company recorded $42,800 of imputed interest on the payable due to Atoll Finance for the nine months ended April 30, 2014.

NOTE 4 – DERIVATIVE LIABILITY

The Company evaluated the terms of the convertible notes and concluded that since the conversion prices were not fixed, and the number of shares of the Company’s common stock that are issuable upon the conversion of the convertible notes are indeterminable until such time as the note holder elects to convert to common stock, the embedded conversion features created a derivative liability.

The Company measured the derivative liability using the input attributes at each issuance date and recorded an initial derivative liability of $1,878,951. On April 30, 2014, the Company re-measured the derivative liability using the input attributes below and determined the derivative liability value to be $828,055. Other income of $1,050,896 was recorded for the nine months ended April 30, 2014 and included in the statements of operations in order to adjust the derivative liability to the re-measured value.

	Issuance date	April 30, 2014

Stock price	$0.007 - $0.024	$0.007
Exercise price	$0.005 - $0.0236	$0.004 - $0.018
Shares issuable upon conversion	97,538,960 shares	287,785,714 shares
Expected dividend yield	0.00%	0.00%
Expected life (years)	0.5 - 2 years	0.2 - 2 years
Risk-free interest rate	0.30% - 0.47%	0.30% - 0.47%
Expected volatility	147% - 310%	174% - 295%

Xumanii International Holdings Corp.
(formerly Xumanii Inc.)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS

During the nine months ended April 30, 2014, the Company advanced $541,451, to ACLH, LLC, an entity associated with the Company’s CEO. $165,000 was repaid by ACLH, LLC to the Company.

NOTE 6 – EQUITY TRANSACTIONS

During the nine months ended April 30, 2014:

-	11,160,023 shares were cancelled and returned to the Company;
-	9,615,384 shares of common stock, with fair value of $272,500, were issued for the acquisition of RFID patents;
-	122,723,335 shares of common stock were issued for the conversion of a third-party note payable in the amount of $1,204,000;
-	24,518,914 shares of common stock, with fair value of $497,379, were issued for services; and,
-	33,000,000 shares of common stock were issued for a subscription receivable of $330,000.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to April 30, 2014, the Company issued common stock:

-	33,956,473 shares were issued in conjunction with debt conversion of Atoll note
-	26,098,901 shares were issued for the acquisition of RFID patents
-	70,000,000 shares were issued in connection with the acquisition of Amonshare

Subsequent to April 30, 2014, the Company received $21,434 on its $330,000 subscription receivable.

On May 2, 2014, the Company entered into a convertible promissory note with a third party for $100,000.  The note bears interest at 10% per annum and with a maturity date of November 2, 2014.  The lender has the right to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest one day closing prices during the 20 trading days prior to the conversion date.

On May 7, 2014, the Company entered into a convertible promissory note with a third party for $101,500.  The note bears interest at 12% per annum and with a maturity date of May 7, 2015.  The lender has the right to convert the balance outstanding into the Company's common stock at a rate equal to 55% of the lowest one day closing prices during the 5 trading days prior to the conversion date.

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

If we are not able to raise all monies needed to fully implement our business plan for the next year as anticipated, we will scale our business development in line with available capital.  Our primary priority in that scenario would be to retain our reporting status with the SEC which means that we would first ensure that we have sufficient capital to cover our legal and accounting expenses.  Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on market awareness, and servicing costs as well as marketing and advertising to social media marketing websites.  We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

If we are able to raise the required funds we will fully implement our business plan. If we are not able to raise all required funds, we will prioritize our corporate activities.

Results of Operations

Three Months Ended April 30, 2014 Compared to Three Months Ended April 30, 2013

Revenue

We had $0 of revenues for the three-month period ended April 30, 2014 and $0 for the three-month period ended April 30, 2013.

Operating expenses

For the three months ended April 30, 2014 and 2013, we incurred operating expenses of $1,054,633 and $293,268, respectively. The operating expenses increased due to stock issuance costs for consultants and expenses associated with due diligence and related costs for potential acquisitions.

Other expense

For the three months ended April 30, 2014 and 2013, we incurred other expense of $9,602 and $13,937, respectively. We recognized a $889,581 gain on financial derivatives and $791,323 amortization of debt discount for the three months ended April 30, 2014. In 2013, we only had interest accrued for outstanding loans.

Net loss

For the three months ended April 30, 2014 and 2013, we had a net loss of $1,064,235 and $307,205, respectively. The increase was due to amortization of debt discount and operating expenses, partially offset by gain recognized on the financial derivatives.

Nine Months Ended April 30, 2014 Compared to nine Months Ended April 30, 2013

Revenue

We had $80 of revenues for the nine-month period ended April 30, 2014 and $0 for the nine-month period ended April 30, 2013. We started to generate revenue during the three months ended January 31, 2014.

Operating expenses

For the nine months ended April 30, 2014 and 2013, we incurred operating expenses of $1,544,118 and $961,785, respectively. The increase was due to us spending more in stock issuance costs for consultants in conjunction with acquisitions.

Other expense

For the nine months ended April 30, 2014 and 2013, we incurred other expense of $262,040 and $36,997, respectively. We recognized a $1,050,896 gain on financial derivatives and $1,099,199 amortization of debt discount for the nine months ended April 30, 2014. In 2013, we only had interest accrued for outstanding loans.

Net loss

For the nine months ended April 30, 2014 and 2013, we had net loss of $1,806,158 and $998,782, respectively. The increase was due to amortization of debt discount and operating expenses, partially offset by gain recognized on the financial derivatives.

Liquidity and Capital Resources

As of April 30, 2014, our total assets were $1,109,718, including cash in the amount of $200,149. Our total liabilities were $2,606,742, which primarily consists of loans payable.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Las Vegas, NV on this 23rd day of June 2014.

Xumanii International Holdings Corp.

BY:	Adam Radly
Adam Radly
President, Director
/s/ Bob Bates
Bob Bates
CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/Adam Radly	President,	June 23, 2014
Director
Adam Radly

/s/ Bob Bates	CFO

Bob Bates