Form 10-Q/A
period 2014-04-30
XUMANII INTERNATIONAL HOLDINGS CORP
filed 2014-07-02
CIK 1499274

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Xumanii International Holdings Corp. (the “Company”) for the quarter ended April 30, 2014 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on June 23, 2014. The Amendment is being filed to submit Exhibit 101 and updated Financial Statements.

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

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

1

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Xumanii International Holdings Corp.

(formerly Xumanii, Inc.)

2

Xumanii International Holdings Corp.
(formerly Xumanii, Inc.)
Balance Sheets
(Unaudited)

	April 30, 2014	July 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$400,149	$38,170
Due from related party	376,451	—
Prepaid expenses	12,276	12,276
Total current assets	788,876	50,446

Intangible assets, net	320,842	—
Fixed assets, net of accumulated depreciation of $0 and $19,742, respectively	—	52,781

Total assets	$1,109,718	$103,227

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$214,467	$49,580
Advances from related parties	—	48,250
Loans payable	—	1,070,699
Derivative liabilities	828,055	—
Note payable, net of discount of $2,122,723 and $0, respectively	1,564,220	642,242
Total current liabilities	2,606,742	1,810,771

Commitment and contingencies

Stockholders' deficit
Series A preferred stock, $0.00001 par value; 100,000,000 shares authorized;
none issued and outstanding	—	—
Series B preferred stock, $0.00001 par value; 100,000,000 shares authorized;
none issued and outstanding	—	—
Common stock, $0.00001 par value; 450,000,000 shares authorized;
450,308,162 and 271,610,552 shares issued and outstanding, respectively	4,503	2,716
Additional paid-in capital	2,095,956	81,065
Accumulated deficit	(3,597,483)	(1,791,325)
Total stockholders' deficit	(1,497,024)	(1,707,544)

Total liabilities and stockholders' deficit	$1,109,718	$103,227

The accompanying notes are an integral part of these financial statements.

Xumanii International Holdings Corp.
(formerly Xumanii, Inc.)
Statements of Operations
(Unaudited)

	For the 3 Months	For the 3 Months	For the 9 Months	For the 9 Months
	Ended April 30,	Ended April 30,	Ended April 30,	Ended April 30,
	2014	2013	2014	2013

Revenues	$—	$—	$80	$—

Operating expenses:
General and administrative	1,054,633	293,268	1,544,208	961,785
Total operating expenses	1,054,633	293,268	1,544,208	961,785

Operating loss	1,054,633	293,268	1,544,128	961,785

Other (income) expense:
Gain on change in fair value of derivatives	(889,581)	—	(1,050,896)	—
Interest expense	889,183	13,937	1,260,065	36,997
Loss on fixed assets	—	—	52,871	—
Total other (income) expenses	9,602	13,937	262,040	36,997

Net loss	$(1,064,235)	$(307,205)	$(1,806,168)	$(998,782)

Weighted average common shares outstanding - basic and diluted	402,814,235	341,300,300	315,156,884	341,300,300

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Xumanii International Holdings Corp
Statements of Cash Flows
(Unaudited)

	For the 9 Months	For the 9 Months
	Ended April 30,	Ended April 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,806,168)	$(998,782)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	1,099,199	12,486
Imputed interest	42,800	26,791
Loss on disposal of fixed assets	52,871	—
Gain on change in fair value of financial derivatives	(1,050,896)	—
Shares-based compensation	497,379	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	—	(12,276)
Due to related parties	—	—
Change in accounts receivable	80	—
Accounts payable and accrued liabilities	164,187	174,596
Net cash used in operating activities of operations	(1,000,708)	(797,185)

CASH FLOW INVESTING ACTIVITIES
Purchase of fixed assets	—	(51,435)
Purchase of intangible asset	(48,342)	—
Net cash used in investing activities	(48,342)	(51,435)

CASH FLOW FINANCING ACTIVITIES
Proceeds from notes payable	3,155,730	842,962
Repayments on notes payable	(1,320,000)	—
Change in related party advances	(424,701)	2,898
Net cash provided by financing activities	1,411,029	845,860

NET CHANGE IN CASH	361,979	(2,760)
CASH AT BEGINNING OF PERIOD	38,170	8,725
CASH AT END OF PERIOD	$400,149	$5,965

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—
Income tax paid	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of notes payable to common shares	$1,204,000	$—
Debt discount - fair value of financial derivatives	$1,027,522	$—
Retirement of common shares	$112	$—
Subscription receivable issued for shares issued	$330,000	$—
Shares issued to acquire intangible assets	$272,500	$—

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

Xumanii International Holdings Corp.

(formerly Xumanii Inc.)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

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

Xumanii International Holdings Corp.

(formerly Xumanii Inc.)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

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

Xumanii International Holdings Corp.

(formerly Xumanii Inc.)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

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

Liquidity and Capital Resources

As of April 30, 2014, our total assets were $1,109,718, including cash in the amount of $400,149. Our total liabilities were $2,606,742, which primarily consists of loans payable.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS.

The following documents are included herein:

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13a-14				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Las Vegas, NV on this 2nd day of July 2014.

Xumanii International Holdings Corp.

BY:	/s/ Adam Radly
Adam Radly
President, Director
/s/ Bob Bates
Bob Bates
CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/Adam Radly	President, Director	July 2, 2014
Adam Radly

/s/ Bob Bates	CFO
Bob Bates

