Form 10-K
period 2014-07-31
XUMANII INTERNATIONAL HOLDINGS CORP
filed 2014-11-14
CIK 1499274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2014

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

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒  No ☐

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, ”accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer  ☐  Accelerated filer    ☐
Non-accelerated filer      ☐   Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed fourth fiscal quarter: January 31, 2014 is $7,117,624.

As of November 13, 2014 the registrant had 6,377,286,253 shares issued and outstanding.

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

The Company's name and trading symbol were changed from Medora Corp. and MORA effective September 7, 2012 to Xumanii, Inc. and XUII, respectively. Subsequently, the name was changed to Xumanii International Holdings Corp.

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

Subsequent to the acquisition of RMT July 21, 2014, we now have a division related to GPS and other tracking technologies. Rocky Mountain Tracking, Inc. (“RMT”), based in Fort Collins, Colorado, was founded in 2003. RMT began selling “passive” devices (i.e. recording devices) and later carried “real-time” devices (i.e. fleets) and “on-demand” devices. RMT employs its own programmers, technical support, customer service, accounting, and sales staff. In 2009, RMT received the M2M Value Chain Award. In 2010, RMT received Space Foundation Certification.

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

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock had been quoted on the OTC Bulletin Board since May 3, 2011 under the symbol “MORA.OB”.  Our name and trading symbol were subsequently changed, effective September 7, 2012, to Xumanii, Inc. and XUII respectively. The name was later changed to Xumanii International Holdings Corp.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTC Markets for the quarterly periods indicated below based on our fiscal year end of July 31, 2014. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

The SEC issued an order temporarily suspending the trading of our common stock on September 25, 2014.  Our stock is currently trading on the grey sheet market. We are attempting to appeal the order. We have also discussed filing a 15c-211 with a broker. We do not know the potential cost, timing or likely outcome of these actions, or if they will be completed or successful. FINRA has not yet announced an effective date for our 10,000:1 stock split.

Holders

As of July 31, 2014, we had 17 shareholders of our common stock, and approximately 15,000 beneficial shareholders.

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

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended July 31, 2014 and 2013. The discussion should be read along with our financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement on Forward-Looking Information.”

Overview

In October 2013, the business plan for Xumanii was changed to enter into the branded tablet market, cloud storage market and app market and pursue acquisitions that may be synergistic to the company’s focus in various technologies.

Subsequent to the acquisition of RMT July 21, 2014, we now have a division related to GPS and other tracking technologies. The Company’s new website is www.imerjn.com.

Limited Operating History

There is limited historical financial information about us upon which to base an evaluation of our performance. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Need for Additional Capital

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

Plan of Operation

The minimum cash needs for the next 12 months will be at least $300,000 in excess of RMT’s profits. If the Company attempts to expand, the amount could be significantly higher, due to marketing, salaries, research & development, legal, acquisition and other costs. At the present time, we have not made any arrangements to raise additional cash. At this time, there are no or few potential financing sources available due to the company’s stock only trading on the ‘grey sheet market’ If our stock split is not approved soon and we do not return to trading on the OTC exchange we will not be able to raise additional funds and will have to consider other options for the business, including selling assets to pay our minimum expenses.

Results of Operations

Lack of Revenues

We have limited operational history and just started to generate revenues in July, 2014. Subsequent to the acquisition of RMT on July 25, 2014, our revenues are approximately $80,000 per month.

Year Ended July 31, 2014 Compared to Year Ended July 31, 2013

Revenues

We had $18,230 of revenues for the year ended July 31, 2014 and $0 for the year ended July 31, 2013. The increase is due to the RMT revenues and tablet computer revenues.

Cost of Revenues

We had $63,856 of cost of revenues for the year ended July 31, 2014 and $0 for the year ended July 31, 2013. The increase is due to the purchases of products related to the RMT and tablet computer revenues.

Operating expenses

For the year ended July 31, 2014 and 2013, we incurred operating expenses of $2,663,506 and $1,465,722, respectively. The operating expenses increased due to stock issuance costs for consultants and expenses associated with due diligence and related costs for potential acquisitions.

Other expense

For the year ended July 31, 2014 and 2013, we incurred other expense of $9,090,157 and $60,840, respectively. We recognized a $1,715,533 gain on financial derivatives

$2,441,270 amortization of debt discount, and $8,164,201 as interest expense for the fair value of derivatives over the face value of the convertible notes payable for the year ended July 31, 2014. The large amount is attributable to our declining stock price and the discount that the debt converters use in calculating the amount of stock they receive. This is a non-cash expense. In 2013, we only had interest accrued for outstanding loans.

Net loss

For the year ended July 31, 2014 and 2013, we had a net loss of $11,799,289 and $1,526,562, respectively. The increase was due to the amortization of debt discount and increasing operating expenses.

EBITDA

The company’s EBITDA is ($2,696,283). EBITDA is earnings before tax, depreciation and amortization. EBITDA is a non-GAAP measure that management uses to determine what it’s operating income is. It is primarily cash items and accruals for expenses incurred that are payable in cash or stock.

Loss	(11,799,288)
Gain Fair value derivatives	(1,715,533)
Interest	10,805,690
Loss on asset disposal	52,781
Gain debt extinguishment	(61,630)
Depreciation/amortization	21,697

Adjusted EBITDA	(2,696,283)

Liquidity and Capital Resources

As of July 31, 2014, our total assets were $3,411,840, comprised of cash and fixed assets, and our total liabilities were $8,050,752, including third-party loans and note payable of $1,862,617 and accounts payable of $516,389.

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

To meet our need for cash, we have raised $1,712,941 in loans from third parties during the year ended July 31, 2013 and $1,902,290 during the year ended July 31, 2014. The minimum cash needs for the next 12 months will be at least $300,000 in excess of RMT’s profits. If the Company attempts to expand, the amount could be significantly higher, due to marketing, salaries, research & development, legal, acquisition and other costs. At the present time, we have not made any arrangements to raise additional cash. At this time, there are no or few potential financing sources available due to the company’s stock only trading on the ‘grey sheet market’ If our stock split is not approved soon and we do not return to trading on the OTC Market we will not be able to raise additional funds and will have to consider other options for the business, including selling assets to pay our minimum expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our expenses.
Judgments must also be made about the disclosure of contingent liabilities. Actual results could be significantly different from these estimates. We believe that the following discussion addresses the accounting policies that are necessary to understand and evaluate our reported financial results.

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net revenues and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

In managements’ opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The financial statements are on a combined basis with all intercompany receivable, payable, revenue and expenses eliminated.

Concentration of Credit Risk

The Company maintains its cash in financial institutions which exceeded the federally insured deposit limit of $250,000. The Company has not experienced any losses from in such accounts and does not believe it is exposed to any significant credit risk on cash.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Xumanii, International Holdings Corp.
(formerly Xumanii, Inc.)
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Xumanii International Holdings Corp..(“Xumanii” or the “Company”) as of July 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Xumanii as of July 31, 2014 and 2013, and the results of its operations and its cash for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, as of July 31, 2014, the Company has an accumulated deficit, limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs, which raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

November 13, 2014

Xumanii International Holdings Corp
(formerly Xumanii, Inc.)
Consolidated Balance Sheets

	July 31, 2014	July 31, 2013

ASSETS
Current Assets
Cash	$135,906	$38,170
Accounts receivable	2,593	-
Inventory	28,484	-
Notes receivable - related party	258,501	-
Other current assets	4,776	12,276
Total current assets	430,260	50,446

Fixed assets, net of accumulated depreciation of $0 and $19,742, respectively	5,700	52,781
Goodwill	2,160,494	-
Intangible assets, net	815,386	-
Total assets	$3,411,840	$103,227

LIABILITIES AND STOCKHOLDERS DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$516,389	$49,580
Advances from related parties	-	48,250
Deferred revenue	15,010	-
Loans payable	-	1,070,699
Notes payable	797,242	642,242
Convertible notes payable, net of discounts of $769,941 and $0, respectively	1,065,375	-
Derivative liabilities	5,656,736	-
Total current liabilities	8,050,572	1,810,771

Commitments and contingencies

Stockholders' deficit:
Series A redeemable, convertible preferred stock, $0.00001 par value; 100,000,000 shares authorized; 5,000,000 and 0 shares issued and outstanding	50	-
Series B preferred stock, $0.00001 par value; 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 10,000,000,000 shares authorized; 2,228,731,842 and 271,610,552 shares issued and outstanding, respectively	22,287	2,716
Additional paid-in capital	8,929,364	81,065
Accumulated deficit	(13,590,613)	(1,791,325)
Total stockholders' deficit	(4,638,912)	(1,707,544)
Total liabilities and stockholders'' deficit	$3,411,840	$103,227

The accompanying notes are an integral part of these consolidated financial statements.

Xumanii International Holdings Corp
(formerly Xumanii, Inc.)
Consolidated Statements of Operations
For the Years Ended July 31, 2014 and 2013

	2014	2013

Revenues	$18,230	$-
Cost of revenues	63,856	-
Gross loss	(45,626)	-

Operating expenses:
General and administrative	2,650,658	1,465,722
Depreciation, depletion and amortization	21,697	-
Gain on extinguishment of debt	(61,630)	-
Loss on disposal of assets	52,781	-
Total operating expenses	2,663,506	1,465,722

Operating losses	(2,709,132)	(1,465,722)

Other income (expense):
Gain on change in fair value of derivatives	1,715,533	-
Interest expense	(10,805,690)	(60,840)
Total other expense	(9,090,157)	(60,840)

Net loss	$(11,799,288)	$(1,526,562)

Weighted average number of common shares outstanding - basic and diluted	460,259,878	271,610,552

Net loss per common share - basic and diluted	$(0.03)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements

Xumanii International Holdings Corp
(formerly Xumanii, Inc.)
For the the Years Ended July 31, 2014 and 2013

							Additional
	Preferred Stock A		Preferred Stock B		Common Stock		paid-In	Accumulated
	Shares	Par	Shares	Par	Shares	Par	capital	deficit	Total

Balances – July 31, 2012	-	$-	-	$-	341,300,300	$3,413	$37,563	$(264,763)	$(223,787)
Imputed interest							42,805		42,805
Common stock cancellation					(69,689,748)	(697)	697		-
Net loss								(1,526,562)	(1,526,562)

Balances – July 31, 2013	-	-	-	-	271,610,552	2,716	81,065	(1,791,325)	(1,707,544)
Retirement of common stock					(11,160,023)	(112)	112		-
Common stock issued for acquisition of intangible assets					79,615,384	796	324,552		325,348
Common stock issued for cash					33,000,000	330	329,670		330,000
Common stock issued for convertible notes payable					1,804,463,117	18,045	5,394,554		5,412,599
Common stock issued for services					51,202,812	512	762,607		763,119
Imputed interest							42,800		42,800
Redeemable, convertible preferred stock issued for the acquisition of Rocky Mountain Tracking, Inc.	5,000,000	50					1,994,004		1,994,054
Net loss								(11,799,288)	(11,799,288)
Balances – July 31, 2014	5,000,000	$50	-	$-	2,228,731,842	$22,287	$8,929,364	$(13,590,613)	$(4,638,912)

The accompanying notes are an integral part of these consolidated financial statements.

Xumanii International Holdings Corp
(formerly Xumanii, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended July 31, 2014 and 2013

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,799,288)	$(1,526,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	21,697	19,242
Stock based compensation	763,119	-
Amortization of debt discount	2,441,270	-
Fair value of derivative liabilities in excess of face value of convertible notes payable	8,164,201	-
Gain on change in fair value of financial derivatives	(1,715,533)	-
Gain on extinguishment of debt	(61,630)	-
Loss on disposal of fixed assets	52,781	-
Imputed interest	42,800	42,805
Changes in operating assets and liabilities
Accounts receivable	3,744	-
Inventory	(2,883)	-
Other current assets	7,500	(12,276)
Accounts payable and accrued liabilities	501,256	44,063
Deferred revenue	(1,435)	-
Net cash used in operating activities and operations	(1,582,401)	(1,432,728)

CAHS FLOWS FROM INVESTING ACTIVITIES
Cash paid for notes receivable - related party	(508,681)	-
Proceeds from notes receivable - related party	250,180	-
Purchase of Rocky Mountain Tracking, Inc.	(380,500)	(57,068)
Purchase of intangible assets	(48,342)	-
Net cash used in investing activities	(687,343)	(57,068)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from loans payable	-	1,470,720
Repayments on loans payable	(1,165,000)	-
Proceeds from convertible notes payable	3,275,730	-
Repayments on convertible notes payable	(25,000)
Proceeds from related party loans payable	-	110,982
Repayments on related party loans payable	-	(68,861)
Related party advance	(48,250)	6,400
Proceeds from issuance of common stock	330,000
Net cash provided by financing activities	2,367,480	1,519,241

NET CHANGE IN CASH	97,736	29,445
CASH AT BEGINNING OF PERIOD	38,170	8,725
CASH AT END OF PERIOD	$135,906	$38,170

SUPPLIMENTAL INFORMATION
Interest paid	$-	$18,035
Income tax paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion from loans payable to note payable	$-	$642,242
Common stock issued for settlement of convertible notes payable and derivative liabilities	$5,412,599	$-
Debt discount from embedded derivative conversion feature	$2,529,597	$-
Retirement of common shares	$112	$-
Common stock issued to acquire intangible assets	$325,348	$-
Net Assets acquired from RMT	$464,060	$-
Preferred shares issued to acquire RMT	$1,994,054	$-

The accompanying notes are an integral part of these consolidated financial statements

Xumanii International Holdings Corp
(formerly Xumanii, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Xumanii International Holdings Corp. (the “Company” or “Xumanii”) (formerly Xumanii, Inc.) was incorporated in Nevada on May 6, 2010.

The Company was a platform that broadcasted live events in HD with a new technology that combines hardware and a software platform to broadcast from multiple cameras, wirelessly an event with an extremely low production cost until September 30, 2013. In October 2013, the business plan for Xumanii was changed to enter into the branded tablet market, cloud storage market and app market and pursue acquisitions that may be synergistic to the company’s focus in various technologies.

The Company completed an acquisition of Rocky Mountain Tracking Inc. (“RMT”), an established provider of GPS tracking solutions in North America on July 21, 2014. RMT was incorporated in Colorado in 2004 and has been a leading provider of GPS tracking solutions. It offers several GPS trackers and GPS tracking systems that are ideal for personal or business use. RMT’s software is proprietary and enables users to track the movement of virtually anything using tracking devices. The Company’s new website is www.imerjn.com.

Principles of Consolidation

The consolidated financial statements include the Company’s accounts and those of the Company’s wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates (sometimes significant) and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In Management’s opinion all adjustments considered necessary for a fair presentation have been included.

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Trade accounts receivable is recorded net of an allowance for expected losses. The allowance is estimated from historical performance and projections of trends. Management closely monitors outstanding balances and writes off, as of year-end, all balances that are not expected to be collected by the time the financial statements are issued. No allowance was required as of July 31, 2014 and 2013.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined by the average cost method for all inventories. Inventories consist primarily of components and finished products held for sale. Rapid technological change and new product introductions and enhancements could result in excess or obsolete inventory. To minimize this risk, Xumanii evaluates inventory levels and expected usage on a periodic basis and records adjustments as required.

Property and Equipment

Property and Equipment are stated at cost. Depreciation is computed over the estimated useful lives of the related assets using the straight-line method for financial reporting purposes.

Expenditures for normal repairs and maintenance are charged to expense as incurred. Significant renewals and improvements are capitalized. The cost and related accumulated depreciation of assets retired or otherwise disposed of are eliminated from the accounts, and any resulting gain or loss is recognized in the year of disposal.

Intangible assets

Intangible assets with definite lives are recorded at cost and amortized using the straight-line method over their estimated useful lives.

Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds their related fair values. The Company has not recognized any impairment on its long lived assets as of the years ended July 31, 2014 and 2013.

Derivatives

All derivatives are recorded at fair value on the balance sheet. Fair values for securities traded in the open market and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined sing market based pricing models incorporating readily observable market data and requiring judgment and estimates.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to the short-term maturities of these instruments.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a three-level valuation hierarchy for disclosures of fair value measurements, defined as follows:

Level 1: inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments;

Level 3: inputs to the valuation methodology are unobservable and significant to the fair value.

The following tables set forth assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as of July 31, 2014 and 2013. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total
Derivative liabilities:
At July 31, 2014	$-	$-	$5,656,736	$5,656,736
At July 31, 2013	-	-	-	-

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

Revenue Recognition

The Company recognizes revenues on sale of goods when (1) there is persuasive evidence of an arrangement with the customer, (2) product risk and title has passed which generally coincides with the shipment of the products to the customer, (3) amount due from the customer is fixed or determinable, and (4) collectability is reasonably assured. Customer discounts and allowances are netted against revenues.

Subscription revenue is generated from the GPS tracking services provided. Customers are to be billed monthly, quarterly and annually. Subscription revenue is recognized ratably over the term of the subscription period. The Company records deferred revenues for the services to be performed subsequent to the yearend.

Cost of Subscription

Cost of subscription revenue is primarily comprised of the costs associated with the GPS tracking services that provided by the third parties.

Shipping and Handling

The Company bills the customers for, and recognizes as revenue, any charges for shipping and handling costs. The related costs are recognized as cost of sales.

Share-Based Payments

The Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model and value of common shares based on the last common stock valuation done by third party valuation expert of the Company’s common stock on the date of the share grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, the Company reduces the expense for estimated forfeitures based on historical forfeiture rates. Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period. Excess tax benefits, if any, are recognized as an addition to paid-in capital.

Basic and Diluted Earnings (Loss) Per Common Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. As of July 31, 2014 and 2013, there were no potentially dilutive securities outstanding. The weighted average number of shares is calculated by taking the number of outstanding shares and multiplying the portion of the reporting period those shares covered, doing this for each portion and, finally, summing the total.

Recently Issued Accounting Pronouncements

On June 10, 2014, the FASB issued ASU No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) its entirety from current accounting guidance. We have elected early adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

Subsequent Events

The Company has evaluated all transactions from July 31, 2014 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Xumanii will continue to meet its obligations and continue its operations for the next fiscal year. As of July 31, 2014, the Company has an accumulated deficit of $13,590,613, limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs for the next twelve month period. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of Xumanii as a going concern is dependent upon financial support from its stockholders, the ability of Xumanii to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Xumanii be unable to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the year ended July 31, 2014, Xumanii advanced $508,681 to ACLH, LLC (“ACLH”), an entity associated with the Company’s CEO, in conjunction with a potential acquisition.

 ACLH paid back $250,180 during the year and at July 31, 2014 the balance due from ACLH was $258,501. Subsequent to July 31, 2014, ACLH paid back another $40,000 and the remaining balance of $218,501 plus accrued interest have been converted into stock of another public company, an asset owned by ACLH.

NOTE 4 – ACQUISITONS

TRAKKERS LLC

On October 1, 2013, the Company announced that it intended to acquire RFID business Trakkers LLC (“Trakkers”) for 2 million preferred shares of Xumanii the preferred shares had a face value of $1 per share, valuing Trakkers at $2 million. This acquisition entered escrow on October 1, 2013. The Company determined that the acquisition of Trakkers was no in the Company’s best interest. Therefore, the transaction was canceled and the Company has since successfully identified better acquisition opportunities.

ROCKY MOUNTAIN TRACKING, INC.

Xumanii acquired Rocky Mountain Tracking, Inc. ("RMT"), an established provider of GPS tracking solutions in North America on July 25, 2014. Under the acquisition method of accounting, the total estimated purchase price is allocated to RMT’s tangible and intangible assets and liabilities based on their estimated fair values at the date of the completion of the acquisition.

The purchase price allocation is preliminary awaiting a final valuation of the assets acquired. The estimated fair values of the assets acquired and the liabilities assumed at July 21, 2014 are as follows:

Cash and cash equivalents	$2,153
Accounts receivable	4,184
Inventory	25,601
Fixed assets	5,700
Intangible assets	463,393
Accounts payable and accrued liabilities	(36,971)
Net assets acquired	$464,060
Goodwill	2,160,494
Total	$2,624,554

The Company allocated $463,393 to acquired intangibles.  These intangibles consisted of technology, an e-commerce website, and existing customer relationships.

The Company recorded $1,697 in amortization expense for the year ended July 31, 2014.

As of July 31, 2014, the Company performed its annual goodwill impairment assessment and concluded that there was no impairment of goodwill.

The following proforma information has been prepared assuming the acquisition of RMT was done as of August 1, 2013.

	Xumanii International Holdings Corp.	Rocky Mountain Tracking, Inc.	Pro Forma	Pro forma
	July 31, 2014	July 31, 2014	Adjustment	Combined
Net sales	$18,230	$1,202,241		$1,220,471
Cost of sales	63,856	584,082		647,938
Gross profit	(45,626)	618,159		572,533

Operating expenses:
General and administrative	2,650,658	475,257		3,125,915
Depreciation, depletion and amortization	21,697	11,242		32,939
Gain on extinguishment of debt	(61,630)	-		(61,630)
Loss on disposal of assets	52,781	-		52,781
Total operating expenses	2,709,132	486,499		3,150,005

Operating income (loss)	(2,655,800)	131,660		(2,577,472)

Other expense, net	(9,090,157)	10,074		(9,080,083)

Net income (loss)	$(11,799,288)	$141,734		$(11,657,555)

Weighted average number of common shares outstanding - basic and diluted	460,259,878			460,259,878

Net loss per common share - basic and diluted	$(0.03)			$(0.03)

NOTE 5 – INTANGIBLE ASSETS

During the year ended July 31, 2014, the Company issued 9,615,384 shares of common stock to RFidea Works Corp. for the acquisition of patents for Radio Frequency Identification technology.  The shares were valued at $272,500 based on the stock price on the date of grant.  The Company has also capitalized $48,342 in legal fees that were paid to support these patents.   The Company will amortize the patents over the useful life of 15 years. The Company recorded $18,500 in amortization expense during the year ended July 31, 2014.

During the year ended July 31, 2014, the Company issued 70,000,000 shares of common stock to a related party for the acquisition of a website.  The shares were valued at $52,848, which was the carrying costs of the website from the related party. The Company will amortize the patents over the useful life of 5 years. The Company recorded $1,500 in amortization expense during the year ended July 31, 2014.

NOTE 6 – LOANS PAYABLE AND NOTE PAYABLE

As of July 31, 2014, the Company had the following loans payable outstanding:

Convertible notes:

The Company evaluated the conversion features on the following convertible notes and determined that they created an embedded financial derivative due to there being no explicit limit to the number of shares to be issued upon conversion. The Company recorded the initial fair value of $11,078,298 on the financial derivatives as discount to the convertible notes.

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

On March 24, 2014, the Company entered into a convertible promissory note with a third party for $100,000. The note bears interest at 12% and a maturity date of September 24, 2014. The lender has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the average of the three trading prices during the 20 trading days prior to the conversion date.

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

On December 13, 2013, the Company entered into a convertible note with a third party for $35,000, with an initial discount of $5,000. This note bears an interest rate of 10% per annum and is due June 1, 2014. The lender has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 60% of the lowest closing prices during the twenty trading days prior to the conversion date. The Company is currently default on this loan.

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

On December 3, 2013, the Company entered into a senior convertible note with a third party for $450,000, with an initial discount of $150,000. The note has a maturity date of June 3, 2014 and bears and interest rate of 12%. The lender has the right at any time to convert the balance outstanding into the Company's common stock at a conversion price of $0.00616 (subject to adjustment).  The Company is currently default on this loan.

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

On November 18, 2013, the Company entered into a convertible debenture with a third party for $250,000. This note bears an interest rate of 10% per annum and is due May 18, 2014. The lender has the right to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest closing prices   during the twenty trading days prior to the conversion date. The Company is currently default on this loan.

On November 18, 2013, the Company entered into a convertible debenture with a third party for $150,000. This note bears an interest rate of 10% per annum and is due May 18, 2014. The lender has the right to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest closing prices   during the twenty trading days prior to the conversion date. The Company is currently default on this loan.

On November 18, 2013, the Company entered into a convertible debenture with a third party for $150,000. This note bears an interest rate of 10% per annum and is due May 18, 2014. The lender has the right to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest closing prices   during the twenty trading days prior to the conversion date. The Company is currently default on this loan.

On November 18, 2013, the Company entered into a convertible debenture with a third party for $225,000. This note bears an interest rate of 10% per annum and is due May 18, 2014. The lender has the right to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest closing prices   during the twenty trading days prior to the conversion date. The Company is currently default on this loan.

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

On March 20, 2014, the Company entered into a convertible promissory note with a third party for $94,500. The note bears interest at 8% and a maturity date of March 20, 2015. The lender has the right after a period of 360 days to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest trading prices during the 20 trading days prior to the conversion date.

On March 24, 2014, the Company entered into a convertible note with a third party for $80,000. This note bears an interest rate of 12% per annum and is due April 24, 2015. The lender has the right at any time prior to the maturity date to convert the principal and interest outstanding into the Company's common stock at a rate equal to 50% of the average of three lowest closing prices during the ten trading days prior to the conversion date.

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

On May 18, 2014, the Company entered into a convertible debenture with a third party for $150,000. This note bears an interest rate of 10% per annum and is due May 18, 2015. The lender has the right to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest closing prices during the twenty trading days prior to the conversion date.

On July 28, 2014, the Company entered into a convertible promissory note with a third party for $50,000.  The note bears interest at 8% and a maturity date of December 31, 2014.  The lender has the right to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the lowest closing prices during the 20 trading days prior to the conversion date.

The Company evaluated the conversion features on the above convertible notes and determined that they created embedded financial derivatives due to there being no explicit limit to the number of shares to be issued upon conversion.  On the above convertible notes, the Company recorded an aggregated debt discount of $3,244,812, as result of the embedded conversion feature being a financial derivative and original issuance discounts, for proceeds received. During the year ended July 31, 2014, the Company recorded $2,441,270 amortization of debt discount on this note. $1,768,200 of these notes and accrued interest were converted to 5,412,599 shares of the Company’s common stock during the year. As of July 31, 2014, the Company had a notes payable balance of $1,835,316, unamortized discount of $769,941, and accrued interest of $173,751 on these notes.

Notes payable:

The Company has a note payable to Atoll Finance. Interest on the note is 5% per annum. During the year ended July 31, 2014, the Company (through its other lenders) repaid $1,165,000 and the balance was reduced from $1,712,242 to $547,242 including accrued interest. The note is unsecured and is currently past due. A lender has an option to purchase $547,242 of the remaining balance.

As part of the acquisition of RMT, the Company issued a $250,000 note payable to the sellers of RMT.  The note bears interest at a rate of 8% per annum. Accrued interest is payable monthly and the principal balance is payable in six equal installments of $41,667 every six months beginning six months from the closing of the acquisition.

Equity Credit Agreement:

We entered into an Equity Credit Agreement with Southridge Partners that provides that we may sell up to $5,000,000 of our common stock to Southridge, 1,324,339,645 shares of our common stock are being offered under the prospectus. If all of the 1,324,339,645 shares were offered at the current trading price of $.0001 we would receive proceeds of $132,434. We have filed an S1 to register these shares. However, the SEC has indicated we need to trade on the OTC exchange before they will continue reviewing the S-1.

NOTE 7 – DERIVATIVE LIABILITIES

The Company evaluated the terms of the convertible notes and concluded that since the conversion prices were not fixed, and the number of shares of the Company’s common stock that are issuable upon the conversion of the convertible notes are indeterminable until such time as the note holder elects to convert to common stock, the embedded conversion features created a derivative liability.

The Company measured the derivative liabilities using the input attributes at each issuance date and recorded an initial derivative liabilities of $11,078,298. On July 31, 2014, the Company re-measured the derivative liabilities using the input attributes below and determined the derivative liability value to be $5,656,736. Loss on derivative liabilities of $1,715,533 was recorded for the year ended July 31, 2014 and included in the statements of operations in order to adjust the derivative liabilities to the re-measured value.

	Issuance date	July 31, 2014

Stock price	$0.007 - $0.024	$0.0015
Exercise price	$0.005 - $0.0236	$0.0006 - $0.018
Shares issuable upon conversion	97,538,960 shares	977,642,857 shares
Expected dividend yield	0.00%	0.00%
Expected life (years)	0.5 - 2 years	0.15 – 1.72 years
Risk-free interest rate	0.30% - 0.47%	0.30% - 0.47%
Expected volatility	147% - 310%	173% - 298%

Change in fair value of financial derivatives during the year ended July 31, 2014 is as follows:
Fair value
Balance, July 31, 2013	$-
New derivatives	11,078,298
Transfer from liability classification to equity classification	(3,706,029)
Change in fair value	(1,715,533)
Balance, July 31, 2014	$5,656,736

NOTE 8 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Due to the Company’s accumulated net loss, there was no provision for income taxes for the years ended July 31, 2014 and 2013.The difference between the income tax expense of zero shown in the statement of operations and pre-tax book net loss times the federal statutory rate of 35% is principally due to the change in the valuation allowance.

At July 31, 2014 and 2013, deferred tax assets consisted of the following:

	2014	2013

Deferred tax assets (net operating loss carry-forwards)	$1,387,109	$609,050
Less: valuation allowance	(1,387,109)	(609,050)
Net deferred tax asset	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at July 31, 2014 and 2013. The net change in the total valuation allowance from July 31, 2013 to July 31, 2014 was an increase of $778,059.

As of July 31, 2014, the Company has federal net operating loss carryforwards of approximately $3,943,000 for federal and state tax purposes, respectively. If not utilized, these losses will expire beginning in 2030 for both federal and state purposes.

NOTE 9 – COMMITMENT AND CONTINGENCIES

The Company is not aware of any pending or threatened legal proceedings.

As part of its regular operations, the Company may become party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning its’ commercial operations, products, employees and other matters. Although the Company can give no assurance about the outcome of these or any other pending legal and administrative proceedings and the effect such outcomes may have on the Company, the Company believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on the Company’s financial condition or results of operations.

The Company has paid significant legal expenses associated with potential acquisitions, including the Trakkers acquisition that did not close. It may continue to pay more expenses as a result of these acquisitions.

NOTE 10 – EQUITY TRANSACTIONS

Equity transactions during the year ended July 31, 2014:

-	5,000,000 shares of preferred stock, valued at $1,994,054, were issued by the Company to acquire RMT;

-	11,160,023 shares of common stock were cancelled and returned to the Company and added back by the Company to treasury stock;

-	79,615,384 shares of common stock valued at $325,348 were issued by the Company for certain assets;

-	33,000,000 shares of common stock were issued by the Company for cash of $330,000;

-	1,804,463,117 shares of common stock valued at $5,412,599 were issued to third party lenders to conversion of outstanding notes payable and the related accrued interest;

-
51,202,812 shares of common stock, with an aggregated fair value of $763,119, were issued by the Company to third party vendors for services. These shares were valued and recorded at their fair market value on the date of grant;

-	$42,800 imputed interest was recorded by the Company for the related party notes.

Equity transaction during the year ended July 31, 2013:

On October 4, 2012, the sole Board of Director and the majority shareholder of the Company approved and consented in writing in lieu of a special meeting of the Board of Directors and a special meeting of the Stockholders to a 5.5-for-1 forward stock split of the issued and outstanding shares of the Company’s Common Stock, bringing the total issued and outstanding Common shares from 49,383,737 to 271,610,552. The Company’s financial statements have been retroactively restated to incorporate the effect of the forward split. Also, $42,805 imputed interest was recorded by the Company for the related party notes.

NOTE 11 – SUBSEQUENT EVENTS

On August 1, 2014, the Company received an additional $50,000 from third-party equity lenders. This advance bears interest at various rates, is unsecured, and has various terms of repayment.

On August 8, 2014, the Company entered into a convertible promissory note with a third party for $400,000.  The note bears interest at 10% per annum and with a maturity date of November 2, 2014.  The lender has the right to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest one day closing prices during the 20 trading days prior to the conversion date. Only $150,000 of the note had been received as of October 31, 2014. The Company is currently default on this loan.

On August 13, 2014, the Company entered into a convertible promissory note with a third party for $100,000.  The note bears interest at 10% per annum and with a maturity date of November 2, 2014.  The lender has the right to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest one day closing prices during the 20 trading days prior to the conversion date. The Company is currently default on this loan.

On September 1, 2014, the Company entered into a convertible promissory note with a third party for $50,000.  The note bears interest at 10% per annum and with a maturity date of November 2, 2014.  The lender has the right to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest one day closing prices during the 20 trading days prior to the conversion date. The Company is currently default on this loan.

On September 18, 2014, the Company entered into a convertible promissory note with a third party for $20,000.  The note bears interest at 12% per annum and with a maturity date of May 7, 2015.  The lender has the right to convert the balance outstanding into the Company's common stock at a rate equal to 55% of the lowest one day closing prices during the 5 trading days prior to the conversion date.

On October 22, 2014, the sole Board of Director and the majority shareholder of the Company approved and consented in writing in lieu of a special meeting of the Board of Directors and a special meeting of the Stockholders to approve the following action: 10,000:1 reverse stock split.

On October 25, 2014, the Company issued 10,000,000 Preferred Shares to Intersino Ltd. as a result of Intersino providing further subscribers and development to the Company.

Subsequent to July 31, 2014, 4,148,554,912 shares of common stock were issued to third party lenders to convert outstanding notes payable and accrued interest.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim periods up through the date the relationship ended.

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

The material weakness relates to the monitoring and review of work performed by our limited accounting staff in the preparation of financial statements, footnotes and financial data provided to our independent registered public accounting firm in connection with the annual audit. More specifically, the material weakness in our internal control over financial reporting is due to the fact that:

(1)	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC requirements
(2)	Ineffective controls over period end financial disclosure and reporting processes
(3)	The Company lacks proper segregation of duties due to our limited resources.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of July 31, 2014, the Company's internal control over financial reporting were not effective. It is common for small companies to not meet this requirement as it requires an audit committee and significant expenses to be compliant with Sarbanes Oxley.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended July 31, 2014 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

Other Information:

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

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

Our directors will serve until his successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our officers and directors are set forth below:

Name	Age	Position with the Company	Director/Officer Since

Adam Radly	46	President, Secretary and Director	October 1, 2013
Jeff Mandelbaum	51	Director	April 1, 2014
Bob Bates	46	Chief Financial Officer	April 1, 2014

Background of officers and directors

Adam Radly, President, Secretary and Director

On October 1, 2013, Adam Radly was appointed as the Company’s President, Secretary, Treasurer and Director.

Mr. Radly was Chief Executive Officer of Inova Technology from 2007-2013. Mr. Radly was previously the founder and CEO of Isis Communications. While he was CEO of Isis, the Company’s revenue increased from zero to $22 million. He also completed an IPO for Isis raising $50 million. During his tenure, Isis completed eight acquisitions, and raised an additional $40 million from U.S. institutional investors in a secondary offering. Isis later merged with AAV Ltd. Mr. Radly has subsequently done 12 other acquisitions and numerous financing transactions.

Jeffrey Mandelbaum, Director

Mr. Jeffrey Mandelbaum, also known as Jeff, serves as an Advisor of Accept Software Corp. Mr. Mandelbaum is a founder of Software Growth Services. Mr. Mandelbaum has over 20 years of leadership experience in high growth database, business to business commerce and streaming media businesses. Mr. Mandelbaum served as Vice President of Sales and Marketing of Daticon Electronic Evidence Discovery, Inc. since August 2004. He served as the Chairman of the Board and Chief Executive Officer of GlobalMedia.Com since May 2000 and also served as its President since January 2000. Mr. Mandelbaum joined Globalmedia.Com from RealNetworks, Inc., where he served as Vice President of Media Systems Sales from 1998 to 2000 and had line responsibilities for the Americas regions and drove strategic opportunities worldwide. Before joining RealNetworks in April 1998, Mr. Mandelbaum served as Vice President of Worldwide Sales of Commerce One. Prior to Commerce One, Mr. Mandelbaum held a number of positions at Sybase Inc. from 1986 to 1996. He served as Chief Executive Officer and President of Sybase Financial Services Inc. and also served as a Member of its Initial Management team. He served as the Chief Executive Officer of Magnitude Network. He worked with Broadmark Capital Corporation and Watertower Group, where he headed the software, Internet and New Media Practices. Throughout his career, he has provided advisory services and served on boards for leading private equity investors and their portfolio companies, including Warburg Pincus, Kleiner Perkins Caufield & Byers, Sigma Partners, Benchmark Capital, Baker Capital and Draper Atlantic. He served as a Director of GlobalMedia.Com since February 2000. He served as a Director of Magnitude Network. He served as a Member of Advisory Board of Visible Path Corporation. He served as the National Vice President of the Muscular Dystrophy Association. He was named by Streaming Magazine as one of the industry's 25 most influential executives. He is a graduate of the Executive Program in Business Administration from the Columbia University Graduate School of Business.

Bob Bates, Chief Financial Officer

Mr. Bob Bates is a CPA, CVA and CFE with over 25 years of experience as a Controller and CFO for various public and private entities in several countries. He was with Allied Capital (NYSE) as the Controller and has worked for other billion dollar companies. He also worked at KPMG. He is a director of Orion Financial Group and Velocity Data Inc. Mr. Bates has been involved/led several IPO’s and reverse mergers in various countries. He has raised over $15 million in financings during his career. Mr. Bates' company, HP Accounting Inc., provides the accounting services of 3 staff to Xumanii on a consulting basis.

None of the companies referred to above are parents, subsidiary corporations or other affiliates of the Company.

During the past ten years, none of the officers/directors has not been the subject of the following events:

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

EXECUTIVE OFFICER COMPENSATION TABLE

The following table sets forth Executive officer compensation as of the fiscal year ended July 31, 2014:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Adam Radly	-200,000-	-0-	-0-	-0-	-0-	-0-	-200,000-

Bob Bates	-80,000-	-0-	-0-	-0-	-0-	-0-	-80,000-

We have no employment agreement with of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

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

DIRECTOR’S COMPENSATION TABLE

The following table sets forth director compensation as of the fiscal year ended July 31, 2014:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jeff Mandelbaum (1)	-24,000-	-0-	-0-	-0-	-0-	-0-	-24,000-

Adam Radly	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	AMOUNT AND NATURE OFBENEFICIAL OWNERSHIP	PERCENT OF CLASS (2)

Adam Radly President, Secretary and Director Intersino Ltd.	181,000,000 (common stock) 26,700,600,227 (as if converted to Preferred Stock of the Company) (3)	7% 91%
All officers and directors as a group	26,881,600,227	92%

(1)  Unless otherwise noted, the address of each person listed is 9550 South Eastern Ave. #253-A86
(2)  This table is based on 6,077,232,853 shares of common stock issued and outstanding on October 31, 2014.
(3) There is an agreement between Intersino and Xumanii whereby Intersino receives Convertible Preferred Shares of Xumanii when it performs services to obtain new subscribers for Xumanii. On a fully-converted basis the 10,000,000 shares of Preferred Stock are convertible at $0.267 per share into 2,670,000 shares of common stock. At the current price of $0.0001, this is 26,700,000,000 shares of common stock. The super-majority is arrived at by showing the stock on an as-if converted basis.

As of the date of this Annual Report, we have 6,377,286,253 shares of common stock issued, 5,000,000 shares of Series A Preferred Stock, and 10,000,000 shares of Series B Convertible Preferred Stock issued.

There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. There are 17 holders of record for our common stock and approximately 15,000 beneficial owners.

ITEM 13.       CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the year ended July 31, 2014, we issued a total of 181,000,000 shares of common stock to Adam Radly who is the Company’s President, Treasurer and Director.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended July 31, 2014 and 2013, we were billed approximately $22,750 and $19,050 for professional services rendered for the audit and quarterly reviews of our financial statements.

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

- approved by our audit committee; or

- entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

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
101.INS - XBRL Instance Document
101.SCH - XBRL Taxonomy Schema
101.CAL - XBRL Taxonomy Calculation Linkbase
101.DEF - XBRL Taxonomy Definition Linkbase
101.LAB - XBRL Taxonomy Label Linkbase
101.PRE - XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Las Vegas, NV on this 13th day of November 2014.

Xumanii International Holdings Corp

BY:	Adam Radly
Adam Radly
President, Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/Adam Radly	President, Treasurer, Director	November 13, 2014
Adam Radly

/s/Bob Bates	Chief Financial Officer	November 13, 2014
Bob Bates