Form 10-K/A
period 2014-07-31
Imerjn Inc.
filed 2014-11-24
CIK 1499274

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

Commission file number 000-55101

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

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [x]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, ”accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended July 31, 2014 (the “2014 Form 10-K”) originally filed on November 14, 2014 (the “Original Filing”) by Xumanii International Holdings Corp ( the “Company,” “we,” or “us”) with the U.S. Securities and Exchange Commission. The Amendment is being filed to submit updated 10K along with Exhibits 101. The Amendment revises the previous 10K filed and it replaces the previously filed 10K

The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment No. 1.

1

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

	BID PRICE PER SHARE
	HIGH	LOW
Three Months Ended October 31, 2012	n/a	n/a
Three Months Ended January 31, 2013	$0.1000	$0.1000
Three Months Ended April 30, 2013	$0.1000	$0.1000
Three Months Ended July 31, 2013	$0.4000	$0.4000
Three Months Ended October 31, 2013	$0.0350	$0.0271
Three Months Ended January 31, 2014	$0.0560	$0.0160
Three Months Ended April 30, 2014	$0.0245	$0.0070
Three Months Ended July 31, 2014	$0.0090	$0.0009

The SEC issued an order temporarily suspending the trading of our common stock from September 25, 2014 to October 9, 2014.  Our stock is currently trading on the grey sheet market. “Grey Market" is a security that is not currently traded on the OTCQX, OTCQB or OTC Pink marketplaces, due to investor or regulatory issues. We are attempting to appeal the order. We have also discussed filing a 15c-211 with a broker. We do not know the potential cost, timing or likely outcome of these actions, or if they will be completed or successful. FINRA announced the effective date for our 10,000:1 stock split is November 19.

Holders

As of July 31, 2014, we had 17 shareholders of record for our common stock, and approximately 15,000 beneficial shareholders.

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

Securities authorized for issuance under equity compensation plans

We have no equity compensation plans

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

Need for Additional Capital

We need additional capital. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, or expand our operations. Equity financing could result in additional dilution to our existing stockholders. We anticipate that we will need to meet our ongoing cash requirements through the generation of revenue or equity and/or debt financing.

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

Plan of Operation

The minimum cash needs for the next 12 months will be at least $300,000 in excess of RMT’s profits. If the Company attempts to expand, the amount could be significantly higher, due to marketing, salaries, research & development, legal, acquisition and other costs. At the present time, we have not made any arrangements to raise additional cash. At this time, there are no or few potential financing sources available due to the company’s stock only trading on the ‘grey sheet market’ If we do not return to trading on the OTC exchange soon we will not be able to raise additional funds and will have to consider other options for the business, including selling assets to pay our minimum expenses.

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

To meet our need for cash, we have raised $1,712,941 in loans from third parties during the year ended July 31, 2013 and $1,902,290 during the year ended July 31, 2014. The minimum cash needs for the next 12 months will be at least $300,000 in excess of RMT’s profits. If the Company attempts to expand, the amount could be significantly higher, due to marketing, salaries, research & development, legal, acquisition and other costs. At the present time, we have not made any arrangements to raise additional cash. At this time, there are no or few potential financing sources available due to the company’s stock only trading on the ‘grey sheet market’ If we do not return to trading on the OTC Market soon we will not be able to raise additional funds and will have to consider other options for the business, including selling assets to pay our minimum expenses.

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

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

November 13, 2014

Xumanii International Holdings Corp

(formerly Xumanii, Inc.)

Consolidated Balance Sheets

	July 31, 2014	July 31, 2013

ASSETS
Current Assets
Cash	$135,906	$38,170
Accounts receivable	2,593	—
Inventory	28,484	—
Notes receivable - related party	258,501	—
Other current assets	4,776	12,276
Total current assets	430,260	50,446

Fixed assets, net of accumulated depreciation of $0 and $19,742, respectively	5,700	52,781
Goodwill	2,160,494	—
Intangible assets, net	815,386	—
Total assets	$3,411,840	$103,227

LIABILITIES AND STOCKHOLDERS DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$516,389	$49,580
Advances from related parties	—	48,250
Deferred revenue	15,010	—
Loans payable	—	1,070,699
Notes payable	797,242	642,242
Convertible notes payable, net of discounts of $769,941 and $0, respectively	1,065,375	—
Derivative liabilities	5,656,736	—
Total current liabilities	8,050,572	1,810,771

Commitments and contingencies

Stockholders' deficit:
Series A redeemable, convertible preferred stock, $0.00001 par value; 100,000,000 shares authorized; 5,000,000 and 0 shares issued and outstanding	50	—
Series B preferred stock, $0.00001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 10,000,000,000 shares authorized; 2,228,731,842 and 271,610,552 shares issued and outstanding, respectively	22,287	2,716
Additional paid-in capital	8,929,364	81,065
Accumulated deficit	(13,590,613)	(1,791,325)
Total stockholders' deficit	(4,638,912)	(1,707,544)
Total liabilities and stockholders'' deficit	$3,411,840	$103,227

The accompanying notes are an integral part of these consolidated financial statements.

Xumanii International Holdings Corp

(formerly Xumanii, Inc.)

Consolidated Statements of Operations

For the Years Ended July 31, 2014 and 2013

	2014	2013

Revenues	$18,230	$—
Cost of revenues	63,856	—
Gross loss	(45,626)	—

Operating expenses:
General and administrative	2,650,658	1,465,722
Depreciation, depletion and amortization	21,697	—
Gain on extinguishment of debt	(61,630)	—
Loss on disposal of assets	52,781	—
Total operating expenses	2,663,506	1,465,722

Operating losses	(2,709,132)	(1,465,722)

Other income (expense):
Gain on change in fair value of derivatives	1,715,533	—
Interest expense	(10,805,690)	(60,840)
Total other expense	(9,090,157)	(60,840)

Net loss	$(11,799,288)	$(1,526,562)

Weighted average number of common shares outstanding - basic and diluted	460,259,878	271,610,552

Net loss per common share - basic and diluted	$(0.03)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements

Xumanii International Holdings Corp
(formerly Xumanii, Inc.)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the the Years Ended July 31, 2014 and 2013

	Preferred Stock A		Preferred Stock B		Common Stock		Additional paid-In	Accumulated
	Shares	Par	Shares	Par	Shares	Par	capital	deficit	Total

Balances – July 31, 2012	—	$—	—	$—	341,300,300	$3,413	$37,563	$(264,763)	$(223,787)
Imputed interest							42,805		42,805
Common stock cancellation					(69,689,748)	(697)	697		—
Net loss								(1,526,562)	(1,526,562)

Balances – July 31, 2013	—	—	—	—	271,610,552	2,716	81,065	(1,791,325)	(1,707,544)
Retirement of common stock					(11,160,023)	(112)	112		—
Common stock issued for acquisition of intangible assets					79,615,384	796	324,552		325,348
Common stock issued for cash					33,000,000	330	329,670		330,000
Common stock issued for convertible notes payable					1,804,463,117	18,045	5,394,554		5,412,599
Common stock issued for services				51,202,812	512	762,607		763,119
Imputed interest							42,800		42,800
Redeemable, convertible preferred stock issued for the acquisition of Rocky Mountain Tracking, Inc.	5,000,000	50					1,994,004		1,994,054
Net loss								(11,799,288)	(11,799,288)
Balances – July 31, 2014	5,000,000	$50	—	$—	2,228,731,842	$22,287	$8,929,364	$(13,590,613)	$(4,638,912)

The accompanying notes are an integral part of these consolidated financial statements.

Xumanii International Holdings Corp

(formerly Xumanii, Inc.)

Consolidated Statements of Cash Flows

For the Years Ended July 31, 2014 and 2013

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,799,288)	$(1,526,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	21,697	19,242
Stock based compensation	763,119	—
Amortization of debt discount	2,441,270	—
Fair value of derivative liabilities in excess of face value of convertible notes payable	8,164,201	—
Gain on change in fair value of financial derivatives	(1,715,533)	—
Gain on extinguishment of debt	(61,630)	—
Loss on disposal of fixed assets	52,781	—
Imputed interest	42,800	42,805
Changes in operating assets and liabilities
Accounts receivable	3,744	—
Inventory	(2,883)	—
Other current assets	7,500	(12,276)
Accounts payable and accrued liabilities	501,256	44,063
Deferred revenue	(1,435)	—
Net cash used in operating activities and operations	(1,582,401)	(1,432,728)

CAHS FLOWS FROM INVESTING ACTIVITIES
Cash paid for notes receivable - related party	(508,681)	—
Proceeds from notes receivable - related party	250,180	—
Purchase of Rocky Mountain Tracking, Inc.	(380,500)	(57,068)
Purchase of intangible assets	(48,342)	—
Net cash used in investing activities	(687,343)	(57,068)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from loans payable	—	1,470,720
Repayments on loans payable	(1,165,000)	—
Proceeds from convertible notes payable	3,275,730	—
Repayments on convertible notes payable	(25,000)
Proceeds from related party loans payable	—	110,982
Repayments on related party loans payable	—	(68,861)
Related party advance	(48,250)	6,400
Proceeds from issuance of common stock	330,000
Net cash provided by financing activities	2,367,480	1,519,241

NET CHANGE IN CASH	97,736	29,445
CASH AT BEGINNING OF PERIOD	38,170	8,725
CASH AT END OF PERIOD	$135,906	$38,170

SUPPLIMENTAL INFORMATION
Interest paid	$—	$18,035
Income tax paid	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion from loans payable to note payable	$—	$642,242
Common stock issued for settlement of convertible notes payable and derivative liabilities	$5,412,599	$—
Debt discount from embedded derivative conversion feature	$2,529,597	$—
Retirement of common shares	$112	$—
Common stock issued to acquire intangible assets	$325,348	$—
Net Assets acquired from RMT	$464,060	$—
Preferred shares issued to acquire RMT	$1,994,054	$—

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

	Level 1	Level 2	Level 3	Total
Derivative liabilities:
At July 31, 2014	$—	$—	$5,656,736	$5,656,736
At July 31, 2013	—	—	—	—

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

NOTE 4 – ACQUISITIONS

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

The Company recorded $1,697 in amortization expense for the year ended July 31, 2014.

As of July 31, 2014, the Company performed its annual goodwill impairment assessment and concluded that there was no impairment of goodwill.

The following proforma information has been prepared assuming the acquisition of RMT was done as of August 1, 2013.

	Xumanii International Holdings Corp,	Rocky Mountain Tracking, Inc.	Pro forma Combined
	July 31, 2014	July 31, 2014	July 31, 2014
Net sales	$18,230	$1,202,241	$1,220,471
Cost of sales	63,856	584,082	647,938
Gross profit	(45,626)	618,159	572,533

Operating expenses:
General and administrative	2,650,658	475,257	3,125,915
Depreciation, depletion and amortization	21,697	11,242	32,939
Gain on extinguishment of debt	(61,630)	—	(61,630)
Loss on disposal of assets	52,781	—	52,781
Total operating expenses	2,709,132	486,499	3,150,005

Operating income (loss)	(2,655,800)	131,660	(2,577,472)

Other expense, net	(9,090,157)	10,074	(9,080,083)

Net income (loss)	$(11,799,288)	$141,734	$(11,657,555)

Weighted average number of common shares outstanding - basic and diluted	460,259,878		460,259,878

Net loss per common share - basic and diluted	$(0.03)		$(0.03)

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

	Issuance date	July 31, 2014

Stock price	$0.007 - $0.024	$0.0015
Exercise price	$0.005 - $0.0236	$0.0006 - $0.018
Shares issuable upon conversion	97,538,960 shares	977,642,857 shares
Expected dividend yield	0.00%	0.00%
Expected life (years)	0.5 - 2 years	0.15 – 1.72 years
Risk-free interest rate	0.30% - 0.47%	0.30% - 0.47%
Expected volatility	147% - 310%	173% - 298%

Change in fair value of financial derivatives during the year ended July 31, 2014 is as follows:

Fair value
Balance, July 31, 2013	$—
New derivatives	11,078,298
Transfer from liability classification to equity classification	(3,706,029)
Change in fair value	(1,715,533)
Balance, July 31, 2014	$5,656,736

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

At July 31, 2014 and 2013, deferred tax assets consisted of the following:

	2014	2013

Deferred tax assets (net operating loss carry-forwards)	$1,387,109	$609,050
Less: valuation allowance	(1,387,109)	(609,050)
Net deferred tax asset	$—	$—

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ending July 31, 2014 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The name, address, age and position of our officers and directors are set forth below:

Name	Age	Position with the Company	Director/Officer Since

Adam Radly	46	President, Secretary and Director	October 1, 2013
Jeff Mandelbaum	51	Director	April 1, 2014
Bob Bates	46	Chief Financial Officer, Treasurer	April 1, 2014

Background of officers and directors

Adam Radly, President, Secretary and Director

On October 1, 2013, Adam Radly was appointed as the Company’s President, Secretary, Treasurer and Director.

Mr. Radly was Chief Executive Officer of Inova Technology, an IT firm of Nevada from 2007-2013. Mr. Radly was previously the founder and CEO of Isis Communications, an IT firm of Australia from 1997-2001. This experience and Mr. Radly's ability to handle numerous highly challenging issues successfully and creatively makes him a stellar officer/leader.

Jeffrey Mandelbaum, Director

Mr. Jeffrey Mandelbaum, serves as an Advisor of Accept Software Corp, a technology process company in California. Mr. Mandelbaum was a founder of Software Growth Services. Mr. Mandelbaum served as Vice President of Sales and Marketing of Daticon Electronic Evidence Discovery, Inc., a Washington Electronic Evidence company, since August 2004. He served as the Chairman of the Board and Chief Executive Officer of GlobalMedia.Com, an Arizona telemedical company, since May 2000 and also served as its President since January 2000. Mr. Mandelbaum joined Globalmedia.Com from RealNetworks, Inc., (a Washington Nasdaq streaming media company) where he served as Vice President of Media Systems Sales from 1998 to 2000 Before joining RealNetworks in April 1998, Mr. Mandelbaum served as Vice President of Worldwide Sales of Commerce One (ecommerce company in California). Prior to Commerce One, Mr. Mandelbaum held a number of positions at Sybase Inc. (California enterprise software and services company) from 1986 to 1996. He served as Chief Executive Officer and President of Sybase Financial Services Inc. and also served as a Member of its Initial Management team. He served as the Chief Executive Officer of Magnitude Network. He worked with Broadmark Capital Corporation and Watertower Group (venture advisory firms), where he headed the software, Internet and New Media Practices. He served as a Director of GlobalMedia.Com since February 2000. He served as a Director of Magnitude Network. He served as a Member of Advisory Board of Visible Path Corporation. He served as the National Vice President of the Muscular Dystrophy Association. He was named by Streaming Magazine as one of the industry's 25 most influential executives. He is a graduate of the Executive Program in Business Administration from the Columbia University Graduate School of Business. Mr. Mandelbaum was chosen to serve as Director due to has many years of industry, advisory and management experience.

Bob Bates, Chief Financial Officer

Mr. Bob Bates is a CPA, CVA and CFE. He was with Allied Capital (NYSE) as the Controller in 1996-1998 and as Controllerfor May Company in 1990-1993 and Controller of Strategis Group 1994-1996. He also worked at KPMG in 1999-2001. He is a director of Orion Financial Group and Velocity Data Inc.. Mr. Bates' company, HP Accounting Inc., provides the accounting services of 3 staff to Xumanii on a consulting basis. He is a graduate of Bucknell University. His experience in the areas of Reverse Mergers, Capital Raising and SEC financial reporting. Specifically he has vast experience in consolidation accounting, small business valuation and accounting experience in debt and acquisition accounting make him a strong accounting officer.

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

Section 16(a) of the Securities Exchange Act of 1934

As of the date of this report, we are subject to Section 16(a) of the Securities Exchange Act of 1934.

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

EXECUTIVE OFFICER COMPENSATION TABLE

The following table sets forth Executive officer compensation as of the fiscal year ended July 31, 2014:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Adam Radly-2014	-200,000-	-0-	-0-	-0-	-0-	-0-	-200,000-
Adam Radly-2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Bob Bates-2014	-80,000-	-0-	-0-	-0-	-0-	-0-	-80,000-
Bob Bates-2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	AMOUNT AND NATURE OFBENEFICIAL OWNERSHIP	PERCENT OF CLASS (2)

Adam Radly President, Secretary and Director	181,000,000 (common stock)	7%
Intersino Ltd.(4)	26,700,600,227 (as if converted from Preferred Stock of the Company) (3)	91%
All officers and directors as a group	26,881,600,227	92%

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

(4) Intersino is an entity associated with Adam Radly

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

ITEM 13.       CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the year ended July 31, 2014, we issued a total of 181,000,000 shares of common stock to Adam Radly who is the Company’s President and Director. The shares were issued in conjunction with the acquisition of Xumanii from its former CEO, Alex Frigon and in conjunction with the sale of Amonshare to Xumanii.

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

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101	Interactive Data Files				X
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
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ADAM RADLY	President, Treasurer, Director	November 13, 2014
Adam Radly

/s/JEFF MANDELBAUM	Director	November 13, 2014
Jeff Mandelbaum

