Form 10-Q
period 2014-10-31
Imerjn Inc.
filed 2014-12-15
CIK 1499274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-169280

Imerjn Inc.
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: December 15, 2014, the registrant had 800,195 common shares issued and outstanding.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Imerjn, Inc.
(formerly Xumanii International Holdings Corp.)

Imerjn, Inc.
(formerly Xumanii International Holdings Corp.)
Consolidated Balance Sheets
(Unaudited)

	October 31, 2014	July 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$189,897	$135,906
Accounts receivable	1,177	2,593
Inventories	33,828	28,484
Notes receivable – related party	218,501	258,501
Other current assets	4,776	4,776
Total current assets	448,179	430,260

Fixed assets, net of accumulated depreciation of $0 and $0, respectively	5,700	5,700
Goodwill	2,160,494	2,160,494
Intangible assets, net of accumulated amortization	774,132	815,386
Total assets	$3,388,505	$3,411,840

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$499,107	$516,389
Deferred revenues	14,526	15,010
Notes payable	739,522	797,242
Convertible notes payable, net of discounts of $668,749 and $769,941, respectively	1,142,547	1,065,375
Derivative liabilities	1,894,891	5,656,736
Total current liabilities	4,290,593	8,050,572

Commitment and contingencies

Stockholders' deficit
Series A redeemable convertible preferred stock; $0.00001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	50	50
Series B convertible preferred stock, $0.00001 par value; 100,000,000 shares authorized; 10,000,000 and 0 shares issued and outstanding, respectively	100	-
Common stock, $0.00001 par value; 450,000,000 shares authorized; 636,228 and 222,873 shares issued and outstanding, respectively	6	2
Additional paid-in capital	12,031,849	8,951,649
Accumulated deficit	(12,934,093)	(13,590,613)
Total stockholders’ deficit	(902,088)	(4,638,912)
Total liabilities and stockholders' deficit	$3,388,505	$3,411,840

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Imerjn, Inc.
(formerly Xumanii International Holdings Corp.)
Consolidated Statements of Operations
(Unaudited)

	For the three Months	For the three Months
	Ended October 31,	Ended October 31,
	2014	2013

Revenues	$278,323	$-
Cost of revenues	140,537	-
Gross profit (loss)	137,786	-

Operating expenses:
General and administrative	1,897,567	80,428
Depreciation, depletion and amortization	41,254	2,526
Loss on extinguishment of debt	22,816	-
Loss on disposal of assets	-	52,781
Total operating expenses	1,961,637	135,735

Operating losse	(1,823,851)	(135,735)

Other income (expense):
Gain on change in fair value of derivatives	3,647,523	—
Interest expense	(1,167,152)	(29,573)
Total other income (expense)	2,480,371	(29,573)

Net income (loss)	$656,520	$(165,308)

Weighted average number of common shares outstanding - basic	458,238	27,161

Weighted average number of common shares outstanding - diluted	911,682	27,161

Net income (loss) per common share - basic	$1.43	$(6.10)

Net income (loss) per common share - diluted	$0.77	$(6.10)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Imerjn, Inc.
(formerly Xumanii International Holdings Corp.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the three Months	For the three Months
	Ended October 31,	Ended October 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$656,520	$(165,308)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	41,254	2,526
Stock based compensation	1,500,000	12,486
Amortization of debt discount	559,663	26,791
Fair value of derivative liabilities in excess of face value of convertible notes payable	537,706	—
Gain on change in fair value of financial derivatives	(3,647,523)	—
Gain on extinguishment of debt	22,816	—
Imputed interest	—	21,400
Loss on disposal of fixed assets	—	52,781
Changes in operating assets and liabilities:
Accounts receivable	1,416	—
Inventories	(5,344)	—
Accounts payable and accrued liabilities	(17,283)	64,106
Deferred revenues	(484)	—
Net cash used in operating activities of operations	(351,259)	(24,495)

CASH FLOW INVESTING ACTIVITIES
Cash received for notes receivable – related party	40,000	—
Net cash provided by investing activities	40,000	—

CASH FLOW FINANCING ACTIVITIES
Proceeds from loans payable	—	74,301
Repayment on loans payable	(2,000)	—
Proceeds from convertible notes payable, net	367,250	—
Advances from related parties	—	78,355
Repayment of related party advances	—	(48,250)
Net cash provided by financing activities	365,250	104,406

NET CHANGE IN CASH	53,991	(2,760)
CASH AT BEGINNING OF PERIOD	135,906	8,725
CASH AT END OF PERIOD	$189,897	$5,965

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—
Income tax paid	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible notes payable and embedded derivative liabilities to common stock	$$1,557,484	$-
Debt discount from embedded derivative conversion feature	$422,970	$-
Conversion of loans payable to convertible notes payable	$55,720	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Imerjn, Inc.
(formerly Xumanii International Holdings Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Imerjn. Inc. (the “Company” or “Imerjn”) (formerly Xumanii International Holdings Corp.) was incorporated in Nevada on May 6, 2010.

The Company was a platform that broadcasted live events in HD with a new technology that combines hardware and a software platform to broadcast from multiple cameras, wirelessly an event with an extremely low production cost until September 30, 2013. In October 2013, the business plan for Imerjn was changed to enter into the branded tablet market, cloud storage market and app market and pursue acquisitions that may be synergistic to the company’s focus in various technologies.

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

The Company's board of directors approved a 1:10,000 reverse split of the Company's common stock which was approved by the Financial Industry Regulatory Authority on November 19, 2014. All share and per share amounts in the consolidated financial statements and footnotes have been retroactively restated for the impact of the reverse split. Also in November 2014, the Company's name changed to Imerjn Inc. and the Company has applied for a new symbol, IMJN, which is expected to be approved and effective on December 17, 2014.

Principles of Consolidation

The consolidated financial statements include the Company’s accounts and those of the Company’s wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Imerjn’s Annual Report filed with the SEC on Form 10-K for the year ended July 31, 2014.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements for the three months ended October 31, 2014, which substantially duplicate the disclosures contained in the audited consolidated financial statements for the year ended July 31, 2014 as reported in the Form 10-K have been omitted.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company’s most significant estimates relate to the fair value estimates of the Company’s derivative liabilities.

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

Basic and Diluted Earnings (Loss) Per Common Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three months ended October 31, 2014, the Company included the dilutive effect of 453,444 shares of common stock issuable upon conversion of convertible notes payable.  During the three months ended October 31, 2013, there were no potentially dilutive securities outstanding.

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

Inventory

Inventories are stated at the lower of cost or market. Cost is determined by the average cost method for all inventories. Inventories consist primarily of components and finished products held for sale. Rapid technological change and new product introductions and enhancements could result in excess or obsolete inventory. To minimize this risk, Imerjn evaluates inventory levels and expected usage on a periodic basis and records adjustments as required.

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

The following tables set forth assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as of October 31, 2014 and July 31, 2014. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total
Derivative liabilities:
At October 31, 2014	$-	$-	$1,894,891	$1,894,891
At July 31, 2014	$-	$-	$5,656,736	$5,656,736

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

Subsequent Events

The Company has evaluated all transactions from October 31, 2014 through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Imerjn will continue to meet its obligations and continue its operations for the next twelve months. As of October 31, 2014, the Company has an accumulated deficit of $12,934,093, limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs for the next twelve month period. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of Imerjn as a going concern is dependent upon financial support from its stockholders, the ability of Imerjn to obtain necessary equity financing to continue operations, and the attainment of profitable operations.

Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Imerjn be unable to continue as a going concern.

NOTE 3 – INTANGIBLE ASSETS

	October 31, 2014	July 31, 2014
Customer list	$273,393	$273,393
Software licenses	60,000	60,000
Websites	152,848	152,848
Patents	350,842	350,842
Total intangible assets	837,083	837,083
Accumulated amortization of intangible assets	(62,951)	(21,697)
Total intangible assets	$774,132	$817,921

The Company amortizes its intangibles over their useful lives which range from 3-15 years.  Amortization expense for the three months ended October 31, 2014 and 2013 were $41,254 and $0, respectively.

NOTE 4 – NOTES PAYABLE

As of October 31, 2014, the Company had the following loans payable outstanding:

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

On August 1, 2014, the Company received an additional $50,000 from a third-party lender through a convertible promissory note. This advance bears interest at 12%, is unsecured, and has various terms of repayment. The note has a maturity date of two years from effective date of each payment and bears and interest rate of 12%. The note can be converted into the Company’s common stock at lessor of $0.03 or 60% of the lowest trade price in the 25 trading days previous to the conversion.

On August 8, 2014, the Company entered into a convertible promissory note with a third party for $400,000.  The note bears interest at 10% per annum and with a maturity date of February 8, 2015.  The lender has the right to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest one day closing prices during the 20 trading days prior to the conversion date. Only $150,000 of the note had been received as of October 31, 2014. The Company is currently default on this loan.

On August 29, 2014, the Company entered into a convertible promissory note with a third party for $65,000.  The note bears interest at 10% per annum and with a maturity date of March 31, 2015.  The Company received $58,750 and recorded a debt discount for issuance costs of $6,250.  The lender has the right to convert the balance outstanding into the Company's common stock at a rate equal to 30% of the lowest one day closing prices during the 30 trading days prior to the conversion date. The Company is currently default on this loan.

On September 5, 2014, the Company entered into a convertible promissory note with a third party for $100,000.  The note bears interest at 12% per annum and with a maturity date of April 5, 2015.  The Company received $90,500 and recorded a debt discount for issuance costs of $9,500. The lender has the right to convert the balance outstanding into the Company's common stock at a rate equal to 30% of the lowest one day closing prices during the 30 trading days prior to the conversion date. The Company is currently default on this loan.

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

The Company evaluated the conversion features on the above convertible notes and determined that they created an embedded financial derivative due to there being no explicit limit to the number of shares to be issued upon conversion. During the year ended July 31, 2014, the Company recorded the initial fair value of $1,878,951 on the financial derivatives as discount to the convertible notes. During the three months ended October 31, 2014, the Company recorded the initial fair value of $422,970 on convertible promissory notes issued during the period.

For the three months ended October 31, 2014, the Company recorded $559,663 of interest expense under straight-line method to amortize the discounts (both original discount and derivative discount) on the convertible notes. The remaining unamortized discount as of October 31, 2014 was $658,392.

Note payable:

The Company has a note payable to Atoll Finance. Interest on the note is 5% per annum. The Company (through its other lenders) repaid $1,144,172 and the balance was reduced from $1,712,242 to $568,070 including accrued interest during the year ended July 31, 2014. The note is unsecured and is currently past due.

A lender has an option to purchase $312,242 of the remaining balance. Another lender purchased $55,720 of the note payable. As of October 31, 2014, the outstanding balance on the note payable was $489,522.  The Company recorded $6,480 of imputed interest on the payable due to Atoll Finance for the three months ended October 31, 2014.

Certain notes are in default because the Company cannot currently trade on an exchange which most creditors have access to.

NOTE 5 – DERIVATIVE LIABILITY

The Company evaluated the terms of the convertible notes and concluded that since the conversion prices were not fixed and the number of shares of the Company’s common stock that are issuable upon the conversion of the convertible notes are indeterminable until such time as the note holder elects to convert to common stock, the embedded conversion features created a derivative liability.

The Company measured the derivative liability using the input attributes at each issuance date and recorded an initial derivative liability of $11,078,298 and $992,990 for the year ended July 31, 2014 and for the three months ended October 31, 2014, respectively. On October 31, 2014, the Company re-measured the derivative liability using the input attributes below and determined the derivative liability value to be $1,894,891. Gain on derivative liabilities of $3,647,523 and $0 was recorded for the three months ended October 31, 2014 and 2013, respectively, and included in the statements of operations in order to adjust the derivative liability to the re-measured value.

	Issuance date	October 31, 2014

Stock price	$1.00 - $17.00	$1.00
Exercise price	$1.10 - $3.60	$0.004 - $0.018
Shares issuable upon conversion	180,274 shares	3,257,200 shares
Expected dividend yield	0.00%	0.00%
Expected life (years)	0.5 - 2 years	0.2 - 2 years
Risk-free interest rate	0.30% - 0.47%	0.30% - 0.47%
Expected volatility	223% - 242%	234% - 322%

Change in fair value of financial derivatives during the three months ended October 31, 2014 and 2013 is as follows:

	October 31,	October 31,
	2014	2013
Beginning balance	$5,656,736	$-
New derivatives	960,676	-
Transfer from liability classification to equity classification	(1,074,998)	-
Change in fair value	(3,647,523)	-
Ending balance	$1,894,891	$-

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company advanced $541,451 to ACLH, LLC, an entity associated with the Company’s CEO, during the year ended July 31, 2014.  $322,950 was repaid by ACLH, LLC to the Company during the year ended July 31, 2014. The remaining balance of $218,501 plus accrued interest is expected to be converted into stock of another public company, an asset owned by ACLH.

During the three months ended October 31, 2014, the Company issued 10,000,000 shares of Series B convertible preferred stock to Intersino, Inc., a related party to the CEO, for services provided in regards to attracting new users to the Company’s Amonshare website.

NOTE 7 – EQUITY TRANSACTIONS

Following are the Company’s equity transactions during the three months ended October 31, 2014:

-
On October 25, 2014, the Company issued 10,000,000 shares of Series B convertible preferred stock to Intersino, Inc. The preferred shares were valued at $1,500,000 based on the agreed terms with Intersino, Inc., in payment of $50 per new user.  The preferred shares are convertible into common stock of the Company at a rate of 0.267 shares of common stock for each share of preferred stock.

-
413,355 shares of common stock were issued for the conversion of third-party convertible notes payable in the amount of $1,580,304.  The conversions consisted of the settlement of $482,490 in principal balance on convertible notes and $1,074,998 in embedded derivative conversion feature liability.  A loss of $22,816 was recorded as the difference in fair value of the stock issued and the liabilities settled.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to October 31, 2014, the Company issued 163,965 shares common stock in settlement of convertible notes payable principal balance of $6,430.

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

Plan of Operation

Our business plan which Imerjn has commenced is to enter the branded tablet market, app market and pursue acquisitions that may be synergistic to the company’s focus in various technologies.

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

Results of Operations

Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013

Revenue

We had $278,323 of revenues for the three-month period ended October 31, 2014 and $0 for the three-month period ended October 31, 2013.

Operating expenses

For the three months ended October 31, 2014 and 2013, we incurred operating expenses of $1,961,637 and $135,735, respectively. The operating expenses increased primarily due to stock issuance costs of $1,500,000 for services provided in regards to attracting new users to the Company’s Amonshare website.

Other income (expense)

For the three months ended October 31, 2014 and 2013, we had other income of $2,480,371 and incurred other expense of $29,573, respectively. We recognized a gain on the change in the fair value of our derivatives of $3,647,523 for the three months ended October 31, 2014. In 2013, we only had interest accrued for one outstanding loan.

Net income (loss)

For the three months ended October 31, 2014 and 2013, we had a net income of $656,520 and net loss of $165,308, respectively. The increase was primarily due to the gain recognized on the change in the fair value of our derivatives.

 Liquidity and Capital Resources

As of October 31, 2014, our total assets were $3,388,505, comprised primarily of $189,897 in cash, $218,501 in related party notes receivable and other non-current assets. Our total liabilities were $4,290,593, including convertible note payables of $1,142,547 and derivative liabilities of $1,894,891.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-Q and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Las Vegas, NV on this 15th day of December 2014.

Xumanii International Holdings Corp.

BY:	/s/ Adam Radly
Adam Radly
President, Director
/s/ Bob Bates
Bob Bates
CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/Adam Radly	President, Director	December 15, 2014
Adam Radly

/s/ Bob Bates	CFO
Bob Bates