Form 10-Q/A
period 2014-10-31
Imerjn Inc.
filed 2014-12-17
CIK 1499274

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Xumanii International Holdings Corp. (the “Company”) for the quarter ended October 31, 2014 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on December 15, 2014. The Amendment is being filed to submit Exhibit 101 and updated financial statements and notes on accounts.

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

1

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

2

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Imerjn, Inc.

(formerly Xumanii International Holdings Corp.)

3

Imerjn, Inc.
(formerly Xumanii International Holdings Corp.)
Consolidated Balance Sheets
(Unaudited)

	October 31, 2014	July 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$189,897	$135,906
Accounts receivable	1,177	2,593
Inventories	33,828	28,484
Notes receivable – related party	218,501	258,501
Other current assets	4,776	4,776
Total current assets	448,179	430,260

Fixed assets, net of accumulated depreciation of $0 and $0, respectively	5,700	5,700
Goodwill	2,160,494	2,160,494
Intangible assets, net of accumulated amortization	774,132	815,386
Total assets	$3,388,505	$3,411,840

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$499,107	$516,389
Deferred revenues	14,526	15,010
Notes payable	739,522	797,242
Convertible notes payable, net of discounts of $668,749 and $769,941, respectively	1,142,547	1,065,375
Derivative liabilities	1,894,891	5,656,736
Total current liabilities	4,290,593	8,050,752

Commitment and contingencies

Stockholders' deficit
Series A redeemable convertible preferred stock; $0.00001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	50	50
Series B convertible preferred stock, $0.00001 par value; 100,000,000 shares authorized; 10,000,000 and 0 shares issued and outstanding, respectively	100	—
Common stock, $0.00001 par value; 10,000,000,000 and 450,000,000 shares authorized; 636,228 and 222,873 shares issued and outstanding, respectively	6	2
Additional paid-in capital	12,031,849	8,951,649
Accumulated deficit	(12,934,093)	(13,590,613)
Total stockholders’ deficit	(902,088)	(4,638,912)
Total liabilities and stockholders' deficit	$3,388,505	$3,411,840

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Imerjn, Inc.
(formerly Xumanii International Holdings Corp.)
Consolidated Statements of Operations
(Unaudited)

	For the three Months	For the three Months
	Ended October 31,	Ended October 31,
	2014	2013

Revenues	$278,323	$—
Cost of revenues	140,537	—
Gross profit (loss)	137,786	—

Operating expenses:
General and administrative	1,897,567	80,428
Depreciation, depletion and amortization	41,254	2,526
Loss on extinguishment of debt	22,816	—
Loss on disposal of assets	—	52,781
Total operating expenses	1,961,637	135,735

Operating losses	(1,823,851)	(135,735)

Other income (expense):
Gain on change in fair value of derivatives	3,647,523	—
Interest expense	(1,167,152)	(29,573)
Total other income (expense)	2,480,371	(29,573)

Net income (loss)	$656,520	$(165,308)

Weighted average number of common shares outstanding - basic	458,238	27,161

Weighted average number of common shares outstanding - diluted	911,682	27,161

Net income (loss) per common share - basic	$1.43	$(6.10)

Net income (loss) per common share - diluted	$0.77	$(6.10)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Imerjn, Inc.
(formerly Xumanii International Holdings Corp.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the three Months	For the three Months
	Ended October 31,	Ended October 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$656,520	$(165,308)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	41,254	2,526
Stock based compensation	1,500,000	12,486
Amortization of debt discount	559,663	26,791
Fair value of derivative liabilities in excess of face value of convertible notes payable	537,706	—
Gain on change in fair value of financial derivatives	(3,647,523)	—
Gain on extinguishment of debt	22,816	—
Imputed interest	—	21,400
Loss on disposal of fixed assets	—	52,781
Changes in operating assets and liabilities:
Accounts receivable	1,416	—
Inventories	(5,344)	—
Accounts payable and accrued liabilities	(17,283)	64,106
Deferred revenues	(484)	—
Net cash used in operating activities of operations	(351,259)	(24,495)

CASH FLOW INVESTING ACTIVITIES
Cash received for notes receivable – related party	40,000	—
Net cash provided by investing activities	40,000	—

CASH FLOW FINANCING ACTIVITIES
Proceeds from loans payable	—	74,301
Repayment on loans payable	(2,000)	—
Proceeds from convertible notes payable, net	367,250	—
Advances from related parties	—	78,355
Repayment of related party advances	—	(48,250)
Net cash provided by financing activities	365,250	104,406

NET CHANGE IN CASH	53,991	(2,760)
CASH AT BEGINNING OF PERIOD	135,906	8,725
CASH AT END OF PERIOD	$189,897	$5,965

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—
Income tax paid	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible notes payable and embedded derivative liabilities to common stock	$1,557,484	$—
Debt discount from embedded derivative conversion feature	$422,970	$—
Conversion of loans payable to convertible notes payable	$55,720	$—

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

	Level 1	Level 2	Level 3	Total
Derivative liabilities:
At October 31, 2014	$—	$—	$1,894,891	$1,894,891
At July 31, 2014	$—	$—	$5,656,736	$5,656,736

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

NOTE 3 – INTANGIBLE ASSETS

	October 31, 2014	July 31, 2014
Customer list	$273,393	$273,393
Software licenses	60,000	60,000
Websites	152,848	152,848
Patents	350,842	350,842
Total intangible assets	837,083	837,083
Accumulated amortization of intangible assets	(62,951)	(21,697)
Total intangible assets	$774,132	$815,386

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

	Issuance date	October 31, 2014

Stock price	$1.00 - $17.00	$1.00
Exercise price	$1.10 - $3.60	$0.004 - $0.018
Shares issuable upon conversion	180,274 shares	3,257,200 shares
Expected dividend yield	0.00%	0.00%
Expected life (years)	0.5 - 2 years	0.2 - 2 years
Risk-free interest rate	0.30% - 0.47%	0.30% - 0.47%
Expected volatility	223% - 242%	234% - 322%

Change in fair value of financial derivatives during the three months ended October 31, 2014 and 2013 is as follows:

	October 31,	October 31,
	2014	2013
Beginning balance	$5,656,736	$—
New derivatives	960,676	—
Transfer from liability classification to equity classification	(1,074,998)	—
Change in fair value	(3,647,523)	—
Ending balance	$1,894,891	$—

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

4

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

5

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

6

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

7

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-Q/A and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Las Vegas, NV on this 17th day of December 2014.

Xumanii International Holdings Corp.

BY:	/s/ Adam Radly
Adam Radly
President, Director
/s/ Bob Bates
Bob Bates
CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/Adam Radly	President, Director	December 17, 2014
Adam Radly

/s/ Bob Bates	CFO
Bob Bates

8